Form 10-Q
period 1996-03-31
PLM EQUIPMENT GROWTH FUND IV
filed 1996-05-13
CIK 847517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1996.

         [  ]     Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
                  For the transition period from              to

                         Commission file number 33-27746
                             -----------------------


                          PLM EQUIPMENT GROWTH FUND IV
             (Exact name of registrant as specified in its charter)


        California                                            94-3090127
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                              Identification No.)

One Market, Steuart Street Tower,
  Suite 900, San Francisco, CA                                 94105-1301
    (Address of principal                                      (Zip Code)
     executive offices)

        Registrant's telephone number, including area code (415) 974-1399
                             -----------------------



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)

                                 BALANCE SHEETS
                            (in thousands of dollars)



                                     ASSETS

                                                                                   March 31,          December 31,
                                                                                      1996               1995
                                                                                  ---------------------------------
   Equipment held for operating leases                                             $  116,766         $  131,783
   Less accumulated depreciation                                                      (66,647)           (73,508)
                                                                                  ---------------------------------
                                                                                       50,119             58,275
   Equipment held for sale                                                              5,592                 --
                                                                                  ---------------------------------
     Net equipment                                                                     55,711             58,275

   Cash and cash equivalents                                                              964              1,236
   Restricted cash                                                                        675                575
   Investments in unconsolidated special purpose entities                               6,995              7,380
   Accounts receivable, net of allowance for doubtful
      accounts of $1,755 in 1996 and $775 in 1995                                       2,863              3,606
   Notes receivable                                                                       207                325
   Deferred charges, net of accumulated
     amortization of $2,178 in 1996 and $2,144 in 1995                                    300                334
   Prepaid expenses and other assets                                                      (25)               111
                                                                                  ---------------------------------

       Total assets                                                                $   67,690         $   71,842
                                                                                  =================================

                       LIABILITIES' AND PARTNERS' CAPITAL

   Liabilities:

   Accounts payable and accrued expenses                                           $      576         $      332
   Due to affiliates                                                                      476                666
   Prepaid deposits and reserve for repairs                                             3,443              3,569
   Notes payable                                                                       30,800             30,800
                                                                                  ---------------------------------
       Total liabilities                                                               35,295             35,367

   Partners capital:

   Limited Partners (8,637,655 Limited
     Partnership Units at March 31, 1996
     and 8,643,770 Limited Partnership Units
     at December 31, 1995)                                                             32,395             36,475
   General Partner                                                                         --                 --
                                                                                  ---------------------------------
       Total partners' capital                                                         32,395             36,475
                                                                                  ---------------------------------

   Total liabilities and partners' capital                                         $   67,690         $   71,842
                                                                                  =================================


                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                (in thousands of dollars except per unit amounts)



                                                                   For the three months ended
                                                                           March 31,
                                                                   1996              1995
                                                               -------------------------------
  Revenues:
    Lease revenue                                               $   4,556          $  5,266
    Interest and other income                                          31                90
    Net gain on disposition
      of equipment                                                      9                 8
                                                               -------------------------------
        Total revenues                                              4,596             5,364

  Expenses:
    Depreciation and amortization                                   2,405             3,023
    Management fees to affiliate                                      206               285
    Repairs and maintenance                                         1,288               458
    Interest expense                                                  751               751
    Insurance expense to affiliates                                    44               104
    Other insurance                                                   164               160
    Marine equipment operating expenses                               554               733
    General and administrative expenses
      to affiliates                                                   122               136
    Other general and administrative
      expense                                                         208               110
    Provision for bad debt expense                                    909                --
    Loss on revaluation of equipment                                   --               417
                                                               -------------------------------
        Total expenses                                              6,651             6,177

  Equity in net loss of unconsolidated
      special purpose entities                                       (147)               --
                                                               -------------------------------

  Net loss                                                      $  (2,202)         $   (813)
                                                               ===============================

  Partners' share of net income (loss):
    Limited Partners                                            $  (2,293)         $   (881)
    General Partner                                                    91                68
                                                               -------------------------------

        Total                                                   $  (2,202)         $   (813)
                                                               ===============================

  Net loss per Depositary Unit (8,637,655
    Units at March 31, 1996 and 8,643,903
    Units at March 31, 1995)                                    $   (0.27)         $  (0.10)
                                                               ===============================

  Cash distributions                                            $   1,818          $  1,406
                                                               ===============================

  Cash distributions per Depositary Unit                        $    0.20          $  0.175
                                                               ===============================


                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
             For the period from December 31, 1994 to March 31, 1996
                            (in thousands of dollars)



                                                                                  Limited            General
                                                                                 Partners            Partner               Total
                                                                                ---------------------------------------------------

          Partners' capital at December 31, 1994                                 $  46,776           $   --             $  46,776

          Net income (loss)                                                         (3,930)             319                (3,611)

          Cash distributions                                                        (6,124)            (319)               (6,443)

          Repurchase of Depositary Units                                              (247)              --                  (247)
                                                                                ---------------------------------------------------

          Partners' capital at December 31, 1995                                    36,475               --                36,475

          Net income (loss)                                                         (2,293)              91                (2,202)

          Cash distributions                                                        (1,727)             (91)               (1,818)

          Repurchase of Depositary Units                                               (60)              --                   (60)
                                                                                ---------------------------------------------------

          Partner's capital at March 31, 1996                                    $  32,395           $   --             $  32,395
                                                                                ===================================================



                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   For the three months ended
                                                                                         ended March 31,
                                                                                   1996                 1995
                                                                                ----------------------------------

Cash flows from operating activities:
  Net loss                                                                      $   (2,202)          $     (813)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation and amortization                                                    2,405                3,023
    Net gain on disposition of equipment                                                (9)                  (8)
    Cash distributions from unconsolidated special
      purpose entities in excess of income                                             385                   --
    Loss on revaluation of equipment                                                    --                  417
    Changes in operating assets and liabilities:
      Restricted cash                                                                 (100)                  --
      Accounts and notes receivable, net                                               861                 (768)
      Prepaid expenses and other assets                                                136                    5
      Due to affiliates                                                               (192)                (192)
      Accounts payable and accrued expenses                                            244                   72
      Prepaid deposits and reserve for repairs                                        (119)                (163)
                                                                                ----------------------------------
Net cash provided by operating activities                                            1,409                1,573
                                                                                ----------------------------------

Investing activities:
  Purchase of equipment and capital improvements                                        (7)                (216)
  Payments of acquisition fees to affiliates                                            --                    9
  Payments of lease negotiation fees to affiliates                                      --                   (2)
  Proceeds from disposition of equipment                                               204                  161
                                                                                ----------------------------------
Net cash provided by (used in)  investing activities                                   197                  (48)
                                                                                ----------------------------------

Financing activities:
  Repurchase of Limited Partnership Units                                              (60)                (246)
  Cash distributions paid to Limited Partners                                       (1,727)              (1,338)
  Cash distributions paid to General Partner                                           (91)                 (68)
                                                                                ----------------------------------
Net cash used in financing activities                                               (1,878)              (1,652)
                                                                                ----------------------------------

Cash and cash equivalents:
Net decrease in cash and cash equivalents                                             (272)                (127)

Cash and cash equivalents at beginning of period                                     1,236                5,629
                                                                                ----------------------------------

Cash and cash equivalents at end of period                                      $      964           $    5,502
                                                                                ==================================

Supplemental information:
  Interest paid                                                                 $      751           $      751
                                                                                ==================================


                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund IV (the "Partnership") as of March 31, 1996, the statements of operations and cash flows for the three months ended March 31, 1996 and 1995, and the statement of changes in Partners' capital for the period from December 31, 1994 to March 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Investments in Unconsolidated Special Purpose Entities

     Prior to 1996, the Partnership accounted for operating activities associated with joint ownership of rental equipment as undivided interests, including its proportionate share of each asset with similar wholly-owned assets in its financial statements. Under generally accepted accounting principles, the effects of such activities, if material, should be reported using the equity method of accounting. Therefore, effective January 1, 1996, the Partnership adopted the equity method to account for its investment in such jointly-held assets.

     The principle differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the statement of operations. Whereas, under equity accounting the Partnership's proportionate share is presented as a single net amount, "Equity in net income (loss) of unconsolidated special purpose entities", under the previous method, the Partnership's income statement reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation.

     The net investments in unconsolidated special purpose entities include the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                  March 31,      December 31,
                                                  1996              1995
                                              --------------------------------

  50% interest in a Bulk Carrier               $    3,376        $    3,458
  14% interest in Canadian Air Trust                3,619             3,922
                                              ================================
  Net investments                              $    6,995        $    7,380
                                              ================================

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
3.   Equipment

     Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or net realizable value and is subject to a pending contract for sale. Components of owned equipment are as follows (in thousands):


                                                        March 31,          December 31,
                                                           1996               1995
                                                       ---------------------------------
  Equipment held for operating leases:

  Rail equipment                                       $    14,888         $   14,907
  Marine containers                                         16,834             17,355
  Marine vessels                                            26,980             26,980
  Aircraft                                                  51,111             51,111
  Trailers                                                   6,953              6,944
  Mobile offshore drilling unit                                 --             14,486
                                                       ---------------------------------
                                                           116,766            131,783
  Less accumulated depreciation                            (66,647)           (73,508)
                                                       ---------------------------------
                                                            50,119             58,275
  Equipment held for sale                                    5,592                 --
                                                       ---------------------------------
  Net equipment                                        $    55,711         $   58,275
                                                       =================================

     Revenues are earned by placing the equipment under operating leases which are generally billed monthly or quarterly. Certain of the Partnership's marine vessels and marine containers are leased to operators of utilization-type leasing pools which include equipment owned by unaffiliated parties. In such instances revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

     Equipment held for sale at March 31, 1996, included a Mobile Offshore Drilling Unit (rig), which is currently on lease and subject to a pending sale.

     As of March 31, 1996, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for one commercial aircraft, 19 railcars, and 77 marine containers. The net carrying value of equipment off-lease was $5.0 million at March 31, 1996. At December 31, 1995, 62 containers and one commuter aircraft were off-lease with a net carrying value of $4.8 million.

     During the three months ended March 31, 1996, the Partnership sold or disposed of 87 marine containers and one railcar with an aggregate net book value of $195,000 for aggregate proceeds of $204,000. During the three months ended March 31, 1995, the Partnership disposed of 67 marine containers with a net book value of $151,000 for proceeds of $159,000. One of the aircraft was written down by $0.4 million in the first quarter of 1995.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

4.   Cash Distribution

     Cash distributions are recorded when paid and totaled $1.8 million and $1.4 million for the three months ended March 31, 1996 and 1995. Cash distributions related to the first quarter results of $1.7 million will be paid during May 1996, depending on whether the individual unitholder elected to receive a monthly or quarterly distribution check. Cash distributions to unitholders in excess of net income are deemed to be a return of capital. All distributions to limited partners for the three months ended March 31, 1996 and 1995, were deemed to be a return of capital.

5.   Debt

                         The General Partner has entered into a joint $25 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund II, PLM Equipment Growth Fund III, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII and Professional Lease Management Income fund I ("Fund I"), all affiliated investment programs, and TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by an affiliate plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on September 27, 1995 to expire on September 30, 1996. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI or PLM Equipment Growth Funds II through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than September 30, 1996. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of March 31, 1996, PLM Equipment Growth Fund V had $5,610,000 in outstanding borrowings under the Committed Bridge Facility, PLM Equipment Growth Fund VI had $11,220,000 and TECAI had $7,706,000. Neither the Partnership, Fund I nor the other programs had any outstanding borrowings. Due to the loan covenants of the senior debt, the Partnership cannot access this line of credit at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended March 31, 1996 and 1995

(A)  Revenues

Total revenues of $4.6 million for the quarter ended March 31, 1996, decreased from $5.4 million for the same period in 1995. This decrease in 1996 revenues was due primarily to lower lease revenue in the first quarter of 1996, compared to the same period in 1995.

(1)  Lease Revenues

Lease revenues decreased to $4.6 million for the quarter ended March 31, 1996, compared to $5.3 million in the same quarter of 1995. The following table presents lease revenues earned by equipment type (in thousands):

                                                         For the three months
                                                             ended March 31,
                                                          1996              1995
                                                       -----------------------------

  Marine vessels                                       $  1,407          $  2,030
  Aircraft                                                1,305             1,823
  Rail equipment                                            909               887
  Trailers                                                  526               166
  Marine containers                                         322               300
  Mobile offshore drilling units                             87                60
                                                       =============================
                                                       $  4,556          $  5,266
                                                       =============================

     Although net loss was not affected by the change in accounting for investments in unconsolidated special purpose entities, lease revenues decreased $0.7 million in the first quarter of 1996, which included $0.4 million and $0.3 million in marine vessel and aircraft revenue, respectively, and represented revenue for jointly-owned assets (refer to the "Equity in net loss of unconsolidated special purpose entities" section below). The remaining decrease in lease revenues are explained below:

     (a) A decrease of $0.2 million in marine vessel revenue due to one marine vessel being off-lease for scheduled drydocking repairs of 17 to 19 days in the first quarter of 1996;

     (b) A decrease of $0.2 million in aircraft revenue due to the sale of two aircraft in the second quarter of 1995;

The above detailed decreases in revenue were partially offset by:

     (c) An increase of $0.4 million in trailer revenue due to the addition of 333 trailers in the first nine months of 1995.

(2) Net gain on disposition of equipment totaled $9,000 in the first quarter 1996, as a result of the sale or disposal of 87 marine containers and one railcar, with an aggregate net book value of $195,000 for proceeds of $204,000. The Partnership generated a net gain of $8,000 for the same period in 1995, from the disposal of 67 marine containers with a net book value of $151,000 and proceeds of $159,000.

(B)  Expenses

Total expenses of $6.7 million for the quarter ended March 31, 1996, increased from $6.2 million in the comparable period in 1995. Although net loss was not affected as a result of the change in accounting for investments in unconsolidated special purpose entities, expenses decreased $0.8 million in the first quarter of 1996, which included $0.5 million in depreciation, $0.1 million in marine equipment operating, and $0.1 million in bad debt expense, all relating to jointly-owned assets (refer to the "Equity in net loss of unconsolidated special purpose entities" section below). The increase in the remaining expenses is explained below:

     (a) A $0.9 million increase in repairs and maintenance for the overhaul of four engines on an aircraft that has been off-lease since the end of 1994;

     (b) A $1.0 million increase in bad debt expense reflecting the General Partner's evaluation of the collectibility of receivables due from two aircraft lessees that encountered financial difficulties;

     (c) A decrease of $0.1 million in depreciation and amortization expense from 1995 levels reflecting the Partnership's double-declining depreciation method and the disposal of equipment during 1995 and 1996; partially offset by depreciation expense on $11.0 million of equipment acquired during 1995;

     (d) A decrease of $0.1 million in management fees to affiliates, reflecting the lower levels of lease revenues in the first quarter of 1996 as compared to the same period in 1995. Management fees are calculated as a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) 5% of the Gross Lease Revenues attributable to equipment which is subject to Operating Leases, and (B) 2% of the Gross Lease Revenues attributable to Equipment which is subject to Full Payout Net leases, and (C) 7% of the Gross Lease Revenues attributable to Equipment, if any, which was subject to per diem leasing arrangements and thus is operated by the Partnership;

     (e) Loss on revaluation of equipment of $0.4 million in 1995 resulted from the reduction of the net book value of an aircraft to its estimated net realizable value. This aircraft was sold in the second quarter of 1995. There was no loss on revaluation of equipment in the first quarter of 1996.

(C) Equity in net loss of unconsolidated special purpose entities represents net loss generated from jointly-owned assets. At March 31, 1996, the Partnership had a 50%-owned marine vessel and a 14%-owned commercial aircraft. During the quarter ended March 31, 1996, these assets generated revenues of $0.7 million and expenses of $0.8 million, relating mostly to depreciation and dry dock expenses, resulting in a net loss of $0.1 million.

(D)  Net Loss

The Partnership's net loss increased to $2.2 million in the first quarter of 1996 from $0.8 million in the same period in 1995. In the first quarter of 1996, the Partnership distributed $1.7 million to the Limited Partners, or $0.20 per Limited Partnership Unit.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement. In addition the Partnership, under its current loan agreement, does not have the capacity to incur additional debt. The Partnership relies on operating cash flow to meet its operating obligations, make cash distributions to partners, and increase the Partnership's equipment portfolio with any remaining available surplus cash.

     The Partnership has one loan outstanding totaling $30.8 million. This loan is due in three yearly principal payments of $8.2 million starting July 1, 1997, and one final payment of $6.2 million on July 1, 2000. The interest on the loan is fixed at 9.75%. The loan agreement requires the Partnership to a certain minimum net worth ratio based on 33.33% of the fair market value of equipment plus cash. Current market conditions have resulted in decreasing market values for the Partnership's equipment portfolio, however, at March 31,1996, the Partnership was in compliance with the debt covenants.

     The General Partner has entered into a joint $25 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund II, PLM Equipment Growth Fund III, PLM Equipment Growth Fund VI, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII Professional Lease Management Income fund I ("Fund I"), all affiliated investment programs, and TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by an affiliate plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on September 27, 1995 to expire on September 30, 1996. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI or PLM Equipment Growth Funds II through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than September 30, 1996. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of March 31, 1996, PLM Equipment Growth Fund V had $5,610,000 in outstanding borrowings under the Committed Bridge Facility, and PLM Equipment Growth Fund VI had $11,220,000 and TECAI had $7,706,000. Neither the
Partnership, Fund I nor the other programs had any outstanding borrowings. Due to the loan covenants of the senior debt, the Partnership cannot access this line of credit at this time. The General Partner is in negotiations to renew the facility. The General Partner believes it will successfully negotiate an extension of the facility prior to expiration on terms at least as favorable as those in the current facility.

(III)  REDEMPTION OF LIMITED PARTNERSHIP UNITS

Beginning January 1, 1993, and annually thereafter the Partnership was obligated under certain conditions to redeem up to 2% of the outstanding Depositary Units ("Units") each year. The purchase price offered by the Partnership for the outstanding Units is equal to 110% of the unrecovered principal attributable to the Units. Unrecovered principal for any Unit will be equal to the excess of (i) the capital contribution attributable to the Unit over (ii) the distributions from any source paid with respect to the Unit. At March 31, 1996, the Partnership had repurchased 6,115 units for a total repurchase price of $0.06 million. These units repurchased during the three months ended March 31, 1996 were a portion of the units identified for repurchase at December 31, 1995. From inception through March 31, 1996, the Partnership has repurchased 112,345 units for a total repurchase price of $1.5 million.

(IV) TRENDS

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors. Throughout 1995 and the first part of 1996, market conditions, supply and demand equilibrium, and other factors varied in several markets. In the marine container and refrigerated over-the-road trailer markets, oversupply conditions, industry consolidations, and other factors resulted in falling rates and lower returns. In the dry over-the-road trailer markets, strong demand and a backlog of new equipment deliveries produced high utilization and returns. The marine vessel, rail, and mobile offshore drilling unit markets could be generally categorized by increasing rates as the demand for equipment is increasing faster than new additions net of retirements. Finally, demand for narrowbody Stage II aircraft, such as those owned by the Partnership, has increased as expected savings from newer narrowbody aircraft have not materialized and deliveries of the newer aircraft have slowed down. These trends are expected to continue for the near term. These different markets have had individual effects on the performance of Partnership equipment - in some cases resulting in declining performance, and in others, in improved performance.

     The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, governmental or other regulations, and others. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter equipment markets in which it perceives opportunities to profit from supply-demand instabilities or other market imperfections.

     The Partnership intends to use excess cash flow, if any, after payment of expenses, loan principal, and cash distributions to acquire additional equipment during the first seven years of Partnership operations. The General Partner believes these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                (a)    Exhibits

                       None.

                (b)    Reports on Form 8-K

                       None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PLM EQUIPMENT GROWTH FUND IV
                                           By:    PLM Financial Services, Inc.
                                                  General Partner



Date: May 13, 1996
                                           By:

                                                  /s/ David Davis
                                                  --------------------------
                                                  David Davis
                                                  Vice President and
                                                  Corporate Controller