Form 10-Q
period 1996-06-30
PLM EQUIPMENT GROWTH FUND IV
filed 1996-08-12
CIK 847517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 1996.

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
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                        Indentification No.)

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
                                             (in thousands of dollars)



                                                        ASSETS

                                                                                    June 30,          December 31,
                                                                                      1996               1995
                                                                                  ---------------------------------
    Equipment held for operating leases                                           $  122,007          $  131,783
    Less accumulated depreciation                                                    (68,585 )           (73,508 )
                                                                                   --------------------------------
      Net equipment                                                                   53,422              58,275

    Cash and cash equivalents                                                          3,546               1,236
    Restricted cash                                                                      909                 575
    Investments in unconsolidated special purpose entities                             7,093               7,380
    Accounts receivable, net of allowance for doubtful
       accounts of $ 2,221 in 1996 and $775 in 1995                                    2,874               3,606
    Notes receivable                                                                      85                 325
    Deferred charges, net of accumulated
      amortization of $2,174 in 1996 and $2,144 in 1995                                  291                 334
    Prepaid expenses and other assets                                                    (44 )               111
                                                                                   --------------------------------

        Total assets                                                              $   68,176          $   71,842
                                                                                   ================================

                                          LIABILITIES' AND PARTNERS' CAPITAL

    Liabilities:

    Accounts payable and accrued expenses                                         $    1,971          $      653
    Due to affiliates                                                                    968                 666
    Prepaid deposits and reserve for repairs                                           3,561               3,248
    Notes payable                                                                     30,800              30,800
                                                                                   --------------------------------
        Total liabilities                                                             37,300              35,367

    Partners capital:

    Limited Partners (8,628,420 Limited
      Partnership Units at June 30, 1996
      and 8,643,770 Limited Partnership Units
      at December 31, 1995)                                                           30,876              36,475
    General Partner                                                                       --                  --
                                                                                   --------------------------------
        Total partners' capital                                                       30,876              36,475
                                                                                   --------------------------------

    Total liabilities and partners' capital                                       $   68,176          $   71,842
                                                                                   ================================


                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                (in thousands of dollars except per unit amounts)



                                                                 For the three months           For the six months ended
                                                                    ended June 30,                      June 30,
                                                                   1996        1995                 1996         1995
                                                               -----------------------------------------------------------
   Revenues:
     Lease revenue                                              $  5,242     $  4,850            $   9,798    $  10,116
     Interest and other income                                       100          107                  131          197
     Net gain (loss) on disposition
       of equipment                                                2,626          420                2,635          428
                                                                ----------------------------------------------------------
         Total revenues                                            7,968        5,377               12,564       10,741

   Expenses:
     Depreciation and amortization                                 2,445        2,988                4,850        6,011
     Management fees to affiliate                                    214          234                  420          519
     Repairs and maintenance                                       2,372          589                3,660        1,047
     Interest expense                                                750          750                1,501        1,501
     Insurance expense to affiliates                                  54           44                   95          148
     Other insurance expense                                         127          120                  264          280
     Marine equipment operating expenses                             486          543                1,040        1,276
     General and administrative expenses
       to affiliates                                                 164          102                  286          238
     Other general and administrative
       expense                                                       218          180                  456          326
     Bad debt expense                                                599          419                1,508          383
     Loss on revaluation of equipment                                 --           --                   --          417
                                                                ----------------------------------------------------------
                                                                ----------------------------------------------------------
         Total expenses                                            7,429        5,969               14,080       12,146
                                                                ----------------------------------------------------------

   Equity in net loss of unconsolidated special
        purpose entities                                            (123 )         --                 (270 )         --
                                                                ----------------------------------------------------------

   Net loss                                                     $    416     $   (592 )          $  (1,786 )  $  (1,405 )
                                                                ==========================================================

   Partners' share of net (loss) income:
     Limited Partners                                           $    325     $   (672 )          $  (1,968 )  $  (1,553 )
     General Partner                                                  91           80                  182          148
                                                                ----------------------------------------------------------

         Total                                                  $    416     $   (592 )          $  (1,786 )  $  (1,405 )
                                                                ==========================================================

   Net loss per Depositary Unit (8,628,420
     Units at June 30, 1996 and 8,643,903
     Units at June 30, 1995                                     $   0.04     $  (0.08 )          $   (0.23 )  $   (0.18 )
                                                                ==========================================================

   Cash distributions                                           $  1,819     $  1,592            $   3,637    $   2,998
                                                                ==========================================================

   Cash distributions per Depositary Unit                       $   0.20     $   0.18            $    0.40    $    0.33
                                                                ==========================================================


                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
             For the year ended December 31, 1994 and the six months
                               ended June 30, 1996
                            (in thousands of dollars)



                                                               Limited             General
                                                               Partners            Partner              Total
                                                             -----------------------------------------------------

     Partners' capital at December 31, 1994                   $  46,776          $     --             $  46,776

     Net income (loss)                                           (3,930 )             319                (3,611 )

     Cash distributions                                          (6,124 )            (319 )              (6,443 )

     Repurchase of Depositary Units                                (247 )              --                  (247 )
                                                              ----------------------------------------------------

     Partners' capital at December 31, 1995                      36,475                --                36,475

     Net income (loss)                                           (1,968 )             182                (1,786 )

     Cash distributions                                          (3,455 )            (182 )              (3,637 )

     Repurchase of Depositary Units                                (176 )              --                  (176 )
                                                              ----------------------------------------------------

     Partner's capital at June 30, 1996                       $  30,876          $     --             $  30,876
                                                              ====================================================



                       See accompanying notes to financial
                                  statements.

                                           PLM EQUIPMENT GROWTH FUND IV
                                              (A Limited Partnership)

                                             STATEMENTS OF CASH FLOWS
                                                  (in thousands)



                                                                              For the six months
                                                                                ended June 30,
                                                                           1996                1995
                                                                        -------------------------------
Cash flows from operating activities:
  Net loss                                                              $  (1,786 )         $  (1,405 )
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation and amortization                                           4,850               6,011
    Net gain on disposition of equipment                                   (2,635 )              (428 )
    Loss on revaluation of equipment                                           --                 417
    Cash distributions from unconsolidated special
      purpose entities in excess of income                                    287                  --
    Changes in operating assets and liabilities:
      Restricted cash                                                        (334 )                --
      Accounts and notes receivable, net                                      972                (532 )
      Prepaid expenses and other assets                                       155                  54
      Due to affiliates                                                       302                  15
      Accounts payable and accrued expenses                                 1,318                 316
      Prepaid deposits and reserve for repairs                                323                (491 )
                                                                        -------------------------------
Net cash provided by operating activities                                   3,452               3,957
                                                                        -------------------------------

Investing activities:
  Purchase of equipment and capitalized repairs                            (5,530 )            (1,337 )
  Payments of acquisition fees to affiliates                                 (247 )               (47 )
  Payments of lease negotiation fees to affiliates                            (12 )                (8 )
  Proceeds from disposition of equipment                                    8,460               4,312
                                                                        -------------------------------
Net cash provided by (used in) investing activities                         2,671               2,920
                                                                        -------------------------------

Financing activities:
  Repurchase of Limited Partnership Units                                    (176 )              (248 )
  Cash distributions paid to Limited Partners                              (3,455 )            (2,850 )
  Cash distributions paid to General Partner                                 (182 )              (148 )
                                                                        -------------------------------
                                                                        -------------------------------
Net cash used in financing activities                                      (3,813 )            (3,246 )
                                                                        -------------------------------

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents                        2,310               3,631

Cash and cash equivalents at beginning of period                            1,236               5,629
                                                                        -------------------------------

Cash and cash equivalents at end of period                              $   3,546           $   9,260
                                                                        ===============================

Supplemental information:
  Interest paid                                                         $   1,501           $   1,501
                                                                        ===============================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund IV (the "Partnership") as of June 30, 1996, the statement of operations for the three and six months ended June 30, 1996 and 1995, the statement of changes in Partners' capital for the year ended December 31, 1995, and the six months ended June 30, 1996, and the statement of cash flows for the six months ended June 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Investments in Unconsolidated Special Purpose Entities

     Prior  to  1996,  the  Partnership   accounted  for  operating   activities
     associated with joint ownership of transportation equipment as undivided interests, including its proportionate share of each asset with similar wholly-owned assets in its financial statements. Under generally accepted accounting principles, the effects of such activities, if material, should be reported using the equity method of accounting. Therefore, effective January 1, 1996, the Partnership adopted the equity method to account for its investment in such jointly-held assets.

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

     The net investments in unconsolidated special purpose entities include the following jointly-owned equipment (and related assets and liabilities) (in thousands):


                                                            June 30,       December 31,
                                                              1996             1995
                                                           -------------------------------

50% interest in a Bulk Carrier                             $  3,729         $  3,458
14% interest in a Trust owning seven commercial aircraft      3,364            3,922
                                                           ===============================
Net investments                                            $  7,093         $  7,380
                                                           ===============================


                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
3.   Equipment

     Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or net realizable value and is subject to a pending contract for sale.
     Components of owned equipment are as follows (in thousands):


                                                         June 30,          December 31,
                                                           1996               1995
                                                       ---------------------------------
  Equipment held for operating leases:

   Rail equipment                                      $   14,864          $   14,907
   Marine containers                                       16,339              17,355
   Marine vessels                                          26,980              26,980
   Aircraft                                                56,859              51,111
   Trailers                                                 6,965               6,944
   Mobile offshore drilling unit                               --              14,486
                                                       ---------------------------------
                                                          122,007             131,783
   Less accumulated depreciation                          (68,585 )           (73,508 )
                                                       ---------------------------------
   Net equipment                                       $   53,422          $   58,275
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

     As of June 30,  1996,  all  equipment  was either on lease or  operating in
     PLM-affiliated short-term trailer rental facilities, except for one commercial aircraft, two railcars, and 228 marine containers. The net carrying value of equipment off-lease was $5.7 million at June 30, 1996. At December 31, 1995, 62 containers and one commuter aircraft were off-lease with a net carrying value of $4.8 million.

     During the six months ended June 30, 1996, the Partnership acquired a Dash 8-300 aircraft for $5.5 million and paid acquisition and lease negotiation fees of $0.2 million to PLM Transportation Equipment Corporation (TEC), a wholly-owned subsidiary of the General Partner.

     During the six months ended June 30, 1996, the Partnership sold or disposed of a mobile offshore drilling unit (rig), 166 marine containers and two railcars with an aggregate net book value of $5.8 million for aggregate proceeds of $8.4 million. During the six months ended June 30, 1995, the Partnership disposed of 166 marine containers and two aircraft with an aggregate net book value of $3.9 million for proceeds of $4.3 million.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

4.   Cash Distribution

     Cash distributions are recorded when paid and totaled $3.6 million and $3.0 million for the six months ended June 30, 1996 and 1995, respectively, and $1.8 million and $1.6 million for the three months ended June 30, 1996 and 1995, respectively. Cash distributions related to the second quarter results of $1.6 million will be paid on August 15, 1996, depending on whether the individual unitholder elected to receive a monthly or quarterly distribution check. Cash distributions to unitholders in excess of net income are deemed to be a return of capital. All distributions to limited partners for the six months ended June 30, 1996 and 1995, were deemed to be a return of capital.

5.   Debt

     The General Partner has entered into a joint $35 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund III, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII and Professional Lease Management Income fund I ("Fund I"), all affiliated investment programs, TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, and American Finance Group, Inc. ("AFG"), a subsidiary of PLM International, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by an affiliate plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated in June of 1996 to expire on May 23, 1997. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, AFG or PLM Equipment Growth Funds III through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than May 23, 1997. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of June 30, 1996, PLM Equipment Growth Fund IV had $9 million in outstanding borrowings under the Committed Bridge Facility, and TECAI had $24.8 million. Neither the Partnership, AFG, Fund I nor the other programs had any outstanding borrowings. Due to the loan covenants of the senior debt, the Partnership cannot access this line of credit at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended June 30, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the second quarter of 1996 when compared to the same quarter of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                            For the three months
                                                                               ended June 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $   (198 )      $   1,449
   Marine vessels                                                           1,062              533
   Trailers                                                                   423              104
   Rail equipment                                                             406              725
   Marine containers                                                          464              414
   Mobile offshore drilling unit                                               45               44


Aircraft: Aircraft lease revenues and direct expenses were $1.3 million and $1.5 million, respectively, for second quarter of 1996, compared to $1.5 million and $0.1 million, respectively, during the same quarter of 1995. The decrease in aircraft contribution was due to the sale of two aircraft in the second quarter of 1995. Further net loss in the second quarter of 1996, of $1.3 million was due to repairs needed on another aircraft before it can be re-leased;

Marine vessels: Marine vessel lease revenues and direct expenses were $2.0 million and $1.0 million respectively, for the second quarter of 1996, compared to $1.5 million and $1.0 million, respectively, during the same quarter of 1995. The increase was due to the higher profit sharing revenue earned on a marine vessel in the second quarter of 1996 compared to the same period in 1995;

Trailers: Trailer lease revenues and direct expenses were $0.5 million and $0.1 million, respectively, for the second quarter of 1996, compared to $0.2 million and $0.1 million, respectively, during the same quarter of 1995. The increase was due to the addition of 333 trailers in the first nine months of 1995;

Rail equipment: Railcar lease revenues and direct expenses were $0.9 million and $0.5 million, respectively, for the second quarter of 1996, compared to $0.9 million and $0.2 million, respectively, during the same quarter of 1995. Although the railcar fleet remained relatively the same size for both quarters, the decrease in railcar contribution resulted from running repairs required on certain of the railcars in the fleet during 1996 which were not needed during 1995;

Marine containers: Marine container lease revenues were $0.5 million and $0.4 million, for the second quarter of 1996 and 1995, respectively. Although the number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions, revenues have increased slightly due to a group of containers which earned higher revenues in the second quarter of 1996 compared to the same period in 1995;

Mobile offshore drilling unit (rig): Rig lease revenues remained relatively the same from the second quarter of 1996 compared to the same quarter in 1995.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $4.4 million for the quarter ended June 30, 1996, decreased from $4.5 million for the same period in 1995. The variances are explained as follows:

     (a) A $0.3 million decrease in depreciation and amortization expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995;

     (b) A $0.2 million increase in bad debt expense reflecting the General Partner's evaluation of the collectibility of receivables due from two aircraft lessees that encountered financial difficulties;

(C)  Net gain on disposition of owned equipment

Net gain on disposition of equipment for the second quarter of 1996 totaled $2.6 million which resulted from the sale or disposal of 79 marine containers, one railcar, and a mobile offshore drilling unit with an aggregate net book value of $5.6 million for aggregate proceeds of $8.2 million. For the second quarter of 1995, the $0.4 million net gain on disposition of equipment resulted from the sale or disposal of 99 marine containers, and two aircraft with an aggregate net book value of $3.7 million, for aggregate proceeds of $4.1 million.

(D) Equity in net loss of unconsolidated special purpose entities represents net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 2 to the financial statements).

                                                                            For the three months
                                                                               ended June 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $    (74 )       $     --
   Marine vessels                                                             (49 )             73


Aircraft: As of June 30, 1996, the Partnership owned a 14% interest in a trust consisting of seven 737-200A commercial aircraft. This investment was acquired in the third quarter of 1995;

Marine vessel: As of June 30, 1996, the Partnership had a 50% interest in a marine vessel. At the end of 1995, this marine vessel switched from a bare-boat charter to a time charter. Time charters have slightly higher revenues associated with them since the owner pays for costs, such as operating costs, normally borne by the lessees under bare-boat charters.

(E)  Net Income (loss)

As a result of the foregoing, the Partnership's net income of $0.4 million for the second quarter of 1996, increased from net loss of $0.6 million during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the second quarter of 1996 is not necessarily indicative of future periods. In the second quarter of 1996, the Partnership distributed $1.7 million to the Limited Partners, or $0.20 per Depositary Unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the six months ended June 30, 1996 when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                             For the six months
                                                                               ended June 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $    326      $     3,204
   Marine vessels                                                           1,497            1,210
   Trailers                                                                   861              239
   Rail equipment                                                           1,149            1,465
   Marine containers                                                          773              716
   Mobile offshore drilling unit                                              132               77


Aircraft: Aircraft lease revenues and direct expenses were $2.6 million and $2.3 million, respectively, for the six months ended June 30, 1996, compared to $3.3 million and $0.1 million, respectively, during the same period of 1995. The decrease in revenue was due to the sale of two aircraft in 1995. Direct expenses increased due to the overhaul of four engines on an aircraft that has been off-lease since the end of 1994, and the repairs needed on another aircraft before it can be re-leased;

Marine vessels: Marine vessel lease revenues and direct expenses were $3.4 million and $1.9 million, respectively, for the six months ended June 30, 1996, compared to $3.2 million and $2.0 million, respectively, during the same period of 1995. The increase was due to the higher profit sharing revenue earned on a marine vessel in the six months ended June 30, 1996 compared to same period in 1995.

Voyage charters are short-term leases lasting the duration of specific voyages, typically 30 to 45 days. Voyage charters have higher revenues associated with them since the owner pays for costs, such as bunkers and port costs, normally borne by the lessees under time or bare-boat charters. To position the Partnership's marine vessel fleet for a potential upturn in the marine vessel market, the Partnership has entered some of its marine vessels into voyage charters and plans to enter into longer-term contracts as the market improves;

Trailers: Trailer lease revenues and direct expenses were $1.1 million and $0.2 million, respectively, for the six months ended June 30, 1996, compared to $0.3 million and $0.1 million, respectively, during the same period of 1995. The increase in lease revenues was due to the addition of 333 trailers in the first nine months of 1995;

Rail equipment: Railcar lease revenues and direct expenses were $1.8 million and $0.7 million, respectively, for the six months ended June 30, 1996, compared to $1.8 million and $0.3 million, respectively, during the same period of 1995. Although the railcar fleet remained relatively the same size for both periods, the decrease in railcar contribution resulted from running repairs required on certain of the railcars in the fleet during 1996 which were not needed during 1995;

Marine containers: Marine container lease revenues were $0.8 million and $0.7 million, for the six months ended June 30, 1996 and 1995, respectively. Although the number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions, revenues have increased slightly due to a group of containers which earned higher revenues in the six months ended June 30, 1996 compared to the same period in 1995;

Mobile offshore drilling unit (rig): Rig lease revenues remained relatively the same for the six months ended June 30, 1996, compared to the same period in 1995.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $9.0 million for the six months ended June 30, 1996, increased from $8.6 million for the same period in 1995. The variances are explained as follows:

     (a) A $1.1 million increase in bad debt expense reflecting the General Partner's evaluation of the collectibility of receivables due from two aircraft lessees that encountered financial difficulties;

     (b) A $0.1 million increase in general and administrative expenses from 1995 levels resulting from the increased administrative costs associated with the short-term rental facilities due to additional trailers now operating in the facilities in the first six months of 1996 compared to the same period in 1995;

     (c) A $0.8 million decrease in depreciation and amortization expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995;

     (d) A $0.1 million decrease in management fees to affiliates, reflecting the lower levels of lease revenues in the six months ended June 30, 1996, as compared to the same period in 1995. Management fees are calculated as a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) 5% of the Gross Lease Revenues attributable to equipment which is subject to Operating Leases, and (B) 2% of the Gross Lease Revenues attributable to Equipment which is subject to Full Payout Net leases, and (C) 7% of the Gross Lease Revenues attributable to Equipment, if any, which was subject to per diem leasing arrangements and thus is operated by the Partnership;

     (e) Loss on revaluation of equipment of $0.4 million in 1995 resulted from the reduction of the net book value of an aircraft to its estimated net realizable value. This aircraft was sold in the second quarter of 1995. There was no loss on revaluation of equipment in the six months ended June 30, 1996.

 (C) Net gain on disposition of owned equipment

Net gain on disposition of equipment for the six months ended June 30, 1996 totaled $2.6 million which resulted from the sale or disposal of 166 marine containers, two railcars and a mobile offshore drilling unit, with an aggregate net book value of $5.8 million for aggregate proceeds of $8.4 million. For the six months ended June 30, 1995, the $0.4 million net gain on disposition of equipment resulted from the sale or disposal of 166 marine containers, and two aircraft with an aggregate net book value of $3.9 million, for aggregate proceeds of $4.3 million.

(D)  Interest and other income

Interest and other income decreased $0.1 million during the six months ended June 30, 1996 due primarily to lower cash balances available for investments when compared to the same period of 1995.

(E) Equity in net loss of unconsolidated special purpose entities represents net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 2 to the financial statements).

                                                                             For the six months
                                                                               ended June 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $   (139 )       $     --
   Marine vessels                                                            (131 )            137

Aircraft: As of June 30, 1996, the Partnership owned a 14% interest in a trust consisting of seven 737-200A commercial aircraft. This investment was acquired in the third quarter of 1995;

Marine vessel: As of June 30, 1996, the Partnership had a 50% interest in a marine vessel. At the end of 1995 this marine vessel switched from a bare-boat charter to a time charter. Time charters have slightly higher revenues associated with them since the owner pays for costs, such as operating costs, normally borne by the lessees under bare-boat charters. In addition, lease revenue decreased slightly as a result of this marine vessel being off-lease for 17 to 19 days in the first quarter of 1996 due to scheduled drydocking repairs.

(F)  Net Loss

As a result of the foregoing, the Partnership's net loss of $1.8 million for the six months ended June 30, 1996, decreased from net loss of $1.4 million during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the first quarter 1996 is not necessarily indicative of future periods. In the six months ended June 30, 1996, the Partnership distributed $3.4 million to the Unitholders, or $0.40 per Depositary Unit.

 (II)FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

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

     The Partnership has one loan outstanding totaling $30.8 million. This loan is due in three yearly principal payments of $8.2 million starting July 1, 1997, and one final payment of $6.2 million on July 1, 2000. The interest on the loan is fixed at 9.75%. The loan agreement requires the Partnership to a certain minimum net worth ratio based on 33.33% of the fair market value of equipment plus cash. Current market conditions have resulted in decreasing market values for the Partnership's equipment portfolio, however, at June 30,1996, the Partnership was in compliance with the debt covenants.

     The General Partner has entered into a joint $35 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund III, PLM Equipment Growth Fund VI, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII Professional Lease Management Income fund I ("Fund I"), all affiliated investment programs, and TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, American Finance Group, Inc. ("AFG"), a subsidiary of PLM International, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by an affiliate plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated in June 1996 to expire on May 23, 1997. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, AFG or PLM Equipment Growth Funds III through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than May 23, 1997. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of August 9, 1996, PLM Equipment Growth Fund VI had $9 million in outstanding borrowings under the Committed Bridge Facility, and TECAI had $23.9 million. Neither the Partnership, AFG, Fund I nor the other programs had any outstanding borrowings. Due to the loan covenants of the senior debt, the Partnership cannot access this line of credit at this time.

(III)  REDEMPTION OF LIMITED PARTNERSHIP UNITS

Beginning January 1, 1993, and annually thereafter the Partnership was obligated under certain conditions to redeem up to 2% of the outstanding Depositary Units ("Units") each year. The purchase price offered by the Partnership for the outstanding Units is equal to 110% of the unrecovered principal attributable to the Units. Unrecovered principal for any Unit will be equal to the excess of (i) the capital contribution attributable to the Unit over (ii) the distributions from any source paid with respect to the Unit. At June 30, 1996, the Partnership had repurchased 15,350 units for a total repurchase price of $0.2 million. These units repurchased during the six months ended June 30, 1996 were a portion of the units identified for repurchase at December 31, 1995. From inception through June 30, 1996, the Partnership has repurchased 121,580 units for a total repurchase price of $1.6 million.

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

                                       PLM EQUIPMENT GROWTH FUND IV
                                       By:    PLM Financial Services, Inc.
                                              General Partner



Date: August  9, 1996
                                       By:    /s/ David Davis
                                              ------------------------------
                                              David Davis
                                              Vice President and
                                              Corporate Controller