Form 10-Q
period 1996-09-30
PLM EQUIPMENT GROWTH FUND IV
filed 1996-11-14
CIK 847517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 1996.

         [  ]     Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
                  For the transition period from              to

                         Commission file number 33-27746
                             -----------------------


                          PLM EQUIPMENT GROWTH FUND IV
             (Exact name of registrant as specified in its charter)


       California                                         94-3090127
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization                         Identification No.)

One Market, Steuart Street Tower,
  Suite 800, San Francisco, CA                             94105-1301
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
                            (in thousands of dollars)



                                     ASSETS

                                                            September 30,            December 31,
                                                                 1996                     1995
                                                          -------------------------------------------
Equipment held for operating leases                          $   121,577              $  131,783
Less accumulated depreciation                                    (70,768 )               (73,508 )
                                                           ------------------------------------------
  Net equipment                                                   50,809                  58,275

Cash and cash equivalents                                          4,265                   1,236
Restricted cash                                                      675                     575
Investments in unconsolidated special purpose entities             6,257                   7,380
Accounts receivable, net of allowance for doubtful
   accounts of $2,151 in 1996 and $775 in 1995                     2,409                   3,606
Notes receivable                                                      58                     325
Deferred charges, net of accumulated
  amortization of $2,217 in 1996 and $2,144 in 1995                  248                     334
Prepaid expenses and other assets                                     36                     111
                                                           ------------------------------------------

    Total assets                                             $    64,757              $   71,842
                                                           ==========================================


Liabilities:

Accounts payable and accrued expenses                        $     1,479              $      653
Due to affiliates                                                    548                     666
Prepaid deposits and reserve for repairs                           3,525                   3,248
Notes payable                                                     30,800                  30,800
                                                           ------------------------------------------
    Total liabilities                                             36,352                  35,367

Partners capital:

Limited Partners (8,628,420 Limited
  Partnership Units at September 30, 1996
  and 8,643,770 Limited Partnership Units
  at December 31, 1995)                                           28,405                  36,475
General Partner                                                       --                      --
                                                           ------------------------------------------
    Total partners' capital                                       28,405                  36,475
                                                           ------------------------------------------

Total liabilities and partners' capital                      $    64,757              $   71,842
                                                           ==========================================


                       See accompanying notes to financial
                                  statements.

                                          PLM EQUIPMENT GROWTH FUND IV
                                            (A Limited Partnership)

                                            STATEMENTS OF OPERATIONS
                               (in thousands of dollars except per unit amounts)



                                                         For the three months                For the nine months
                                                          ended September 30,                ended September 30,
                                                          1996           1995                1996           1995
                                                       --------------------------------------------------------------
   Revenues:
     Lease revenue                                     $   4,619      $  4,927            $  14,417      $  15,043
     Interest and other income                                58           124                  189            321
     Net gain (loss) on disposition
       of equipment                                           (9 )          87                2,626            515
                                                       --------------------------------------------------------------
         Total revenues                                    4,668         5,138               17,232         15,879

   Expenses:
     Depreciation and amortization                         2,513         3,141                7,363          9,152
     Management fees to affiliate                            239           287                  659            806
     Repairs and maintenance                                 739           777                4,399          1,824
     Interest expense                                        751           909                2,252          2,410
     Insurance expense to affiliates                          47            60                  142            208
     Other insurance expense                                 133            74                  397            354
     Marine equipment operating expenses                     557           572                1,597          1,848
     General and administrative expenses
       to affiliates                                         176           119                  462            357
     Other general and administrative
       expense                                               162           199                  618            525
     Provision for (recovery of) bad debt expense            (70 )        (100 )              1,438            283
     Loss on revaluation of equipment                         --            --                   --            417
                                                       --------------------------------------------------------------
                                                       --------------------------------------------------------------
         Total expenses                                    5,247         6,038               19,327         18,184
                                                       --------------------------------------------------------------

   Equity in net loss of unconsolidated special
        purpose entities                                     (74 )          --                 (344 )           --
                                                       --------------------------------------------------------------

   Net loss                                            $    (653 )    $   (900 )          $  (2,439 )    $  (2,305 )
                                                       ==============================================================

   Partners' share of net (loss) income:
     Limited Partners                                  $    (744 )    $   (980 )          $  (2,712 )    $  (2,533 )
     General Partner                                          91            80                  273            228
                                                       --------------------------------------------------------------

         Total                                         $    (653 )    $   (900 )          $  (2,439 )    $  (2,305 )
                                                       ==============================================================

   Net loss per Depositary Unit (8,628,420
     Units at September 30, 1996 and 8,643,903
     Units at September 30, 1995                       $   (0.09 )    $  (0.11 )          $   (0.31 )    $   (0.29 )
                                                       ==============================================================

   Cash distributions                                  $   1,818      $  1,593            $   5,455      $   4,591
                                                       ==============================================================

   Cash distributions per Depositary Unit              $    0.20      $   0.18            $    0.60      $    0.50
                                                       ==============================================================


                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
         For the year ended December 31, 1994 and the nine months ended
                               September 30, 1996
                            (in thousands of dollars)



                                                               Limited             General
                                                               Partners            Partner              Total
                                                             -----------------------------------------------------

     Partners' capital at December 31, 1994                   $  46,776         $      --             $  46,776

     Net income (loss)                                           (3,930 )             319                (3,611 )

     Cash distributions                                          (6,124 )            (319 )              (6,443 )

     Repurchase of Depositary Units                                (247 )              --                  (247 )
                                                              ----------------------------------------------------

     Partners' capital at December 31, 1995                      36,475                --                36,475

     Net income (loss)                                           (2,712 )             273                (2,439 )

     Cash distributions                                          (5,182 )            (273 )              (5,455 )

     Repurchase of Depositary Units                                (176 )              --                  (176 )
                                                              ----------------------------------------------------

     Partner's capital at September 30, 1996                  $  28,405         $      --             $  28,405
                                                              ====================================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                              For the nine months
                                                                              ended September 30,
                                                                           1996                1995
                                                                        --------------------------------
Cash flows from operating activities:
  Net loss                                                              $  (2,439 )         $  (2,305 )
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation and amortization                                           7,363               9,152
    Net gain on disposition of equipment                                   (2,626 )              (515 )
    Loss on revaluation of equipment                                           --                 417
    Cash distribution from unconsolidated special purpose
      entities in excess of loss                                            1,123                  --
    Changes in operating assets and liabilities:
      Restricted cash                                                        (100 )                --
      Accounts and notes receivable, net                                    1,464              (1,268 )
      Prepaid expenses and other assets                                        75                  77
      Due to affiliates                                                      (118 )                32
      Accounts payable and accrued expenses                                   826                 564
      Prepaid deposits and reserve for repairs                                286                (126 )
                                                                        --------------------------------
Net cash provided by operating activities                                   5,854               6,028
                                                                        --------------------------------

Investing activities:
  Purchase of equipment and capitalized repairs                            (5,537 )           (10,301 )
  Payments of acquisition fees to affiliates                                 (247 )              (379 )
  Payments of lease negotiation fees to affiliates                            (12 )               (84 )
  Proceeds from disposition of equipment                                    8,602               6,049
                                                                        --------------------------------
Net cash provided by (used in) investing activities                         2,806              (4,715 )
                                                                        --------------------------------

Financing activities:
  Repurchase of Limited Partnership Units                                    (176 )              (245 )
  Cash distributions paid to Limited Partners                              (5,182 )            (4,363 )
  Cash distributions paid to General Partner                                 (273 )              (228 )
                                                                        --------------------------------
                                                                        --------------------------------
Net cash used in financing activities                                      (5,631 )            (4,836 )
                                                                        --------------------------------

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents                        3,029              (3,523 )

Cash and cash equivalents at beginning of period                            1,236               5,629
                                                                        --------------------------------

Cash and cash equivalents at end of period                              $   4,265           $   2,106
                                                                        ================================

Supplemental information:
  Interest paid                                                         $   2,252           $   2,252
                                                                        ================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund IV (the "Partnership") as of September 30, 1996, the statement of operations for the three and nine months ended September 30, 1996 and 1995, the statement of changes in Partners' capital for the year ended December 31, 1995, and the nine months ended September 30, 1996, and the statement of cash flows for the nine months ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

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

     The principle differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the statement of operations. Whereas, under equity method of accounting for the Partnership's proportionate share is presented as a single net amount, "Equity in net income (loss) of unconsolidated special purpose entities", under the previous method, the Partnership's income statement reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation.

     The net investments in unconsolidated special purpose entities include the following jointly-owned equipment (and related assets and liabilities) (in thousands):


                                                                              September 30,     December 31,
                                                                                  1996             1995
                                                                             ----------------------------------

   50% interest in a Bulk Carrier                                              $  3,194         $  3,458
   14% interest in a Trust owning seven commercial aircraft (see
      note below)                                                                    --            3,922
   17% interest in a Trust owning six commercial aircraft (see note
      below)                                                                      3,063               --
                                                                             ==================================
   Net investments                                                             $  6,257         $  7,380
                                                                             ==================================


                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

2.   Investments in Unconsolidated Special Purpose Entities (continued)

     The Partnership has a beneficial interest in one certain unconsolidated special purpose entity that owns multiple aircraft (the Trusts). This Trust contains provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners. During September 1996, PLM Equipment Growth Fund V, an affiliated partnership which also has a beneficial interest in the Trust, renegotiated its senior loan agreement and was required, for loan collateral purposes, to withdraw the aircraft designated to it from the Trust. The result was to restate the percentage ownership of the remaining beneficial owners of the Trust beginning September 30, 1996. This change has no effect on the income or loss recognized in the third quarter of 1996.

3.   Equipment

     Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or net realizable value and is subject to a pending contract for sale.
     Components of owned equipment are as follows (in thousands):


                                                        September 30,           December 31,
                                                             1996                   1995
                                                       ----------------------------------------
  Equipment held for operating leases:

   Rail equipment                                        $   14,866             $   14,907
   Marine containers                                         15,913                 17,355
   Marine vessels                                            26,980                 26,980
   Aircraft                                                  56,859                 51,111
   Trailers                                                   6,959                  6,944
   Mobile offshore drilling unit                                 --                 14,486
                                                       ----------------------------------------
                                                            121,577                131,783
   Less accumulated depreciation                            (70,768 )              (73,508 )
                                                       ----------------------------------------
   Net equipment                                         $   50,809             $   58,275
                                                       ========================================

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

     As of September 30, 1996, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two commercial aircraft, five railcars, and 54 marine containers. The net carrying value of equipment off-lease was $8.1 million at September 30, 1996. At December 31, 1995, 62 containers and one commercial aircraft were off-lease with a net carrying value of $4.8 million.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

3.   Equipment (continued)

     During the nine months ended September 30, 1996, the Partnership acquired a Dash 8-300 aircraft for $5.5 million and paid acquisition and lease negotiation fees of $0.2 million to PLM Transportation Equipment Corporation (TEC), a wholly-owned subsidiary of the General Partner.

     During the nine months ended September 30, 1996, the Partnership sold or disposed of a mobile offshore drilling unit (rig), 239 marine containers, one trailer, and two railcars with an aggregate net book value of $6.0 million for aggregate proceeds of $8.6 million. During the nine months ended September 30, 1995, the Partnership disposed of 278 marine containers, two aircraft, and 121 trailers with an aggregate net book value of $5.6 million for proceeds of $6.1 million.

     Periodically, PLM International. Inc., (the Company) will purchase groups of assets whose ownership may be allocated among affiliated partnerships and the Company. Generally in these cases, only assets that are on lease will be purchased by the affiliated partnerships. The Company will generally assume the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price will be determined by a combination of third party industry sources, and recent transactions or published fair market value references. During the nine months ended September 30, 1996, the Company realized $0.7 million of gains on the sale of 69 off-lease railcars purchased by the Company as part of a group of assets in 1994 which had been allocated to PLM Equipment Growth Funds IV, VI, VII, Professional Lease Management Income Fund I, L.L.C. and the Company.

4.   Cash Distribution

     Cash distributions are recorded when paid and totaled $5.5 million and $4.6 million for the nine months ended September 30, 1996 and 1995, respectively, and $1.8 million and $1.6 million for the three months ended September 30, 1996 and 1995, respectively. Cash distributions related to the third quarter results of $1.6 million will be paid on November 15, 1996, depending on whether the individual unitholder elected to receive a monthly or quarterly distribution check. Cash distributions to unitholders in excess of net income are deemed to be a return of capital. All distributions to limited partners for the nine months ended September 30, 1996 and 1995, were deemed to be a return of capital.

5.   Debt

                         The General Partner has entered into a joint $35 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund III, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII and Professional Lease Management Income fund I ("Fund I"), all affiliated investment programs, TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, and American Finance Group, Inc. ("AFG"), a subsidiary of PLM International, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by an affiliate plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated in June of 1996 to expire on May 23, 1997. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, AFG or PLM Equipment Growth Funds III through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than May 23, 1997. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

5.   Debt (continued)

     General Partner. As of September 30, 1996, AFG had $27.8 million in outstanding borrowings under the Committed Bridge Facility. Neither the Partnership, TECAI, Fund I nor the other programs had any outstanding borrowings. Due to the loan covenants of the senior debt, the Partnership cannot access this line of credit at this time.

     On October 31, 1996, the General Partner amended this agreement (for details refer to "Liquidity and Capital Resources").

6.   Subsequent Event

     The loan agreements require the Partnership to maintain certain minimum net worth ratios based on 33 1/3% of the fair market value of equipment plus cash and cash equivalents. Current economic conditions coupled with the increasing age of the Partnership's equipment, have resulted in decreased market values for the Partnership's equipment and has required an optional prepayment to be made in order to remain in compliance with the loan covenants. As a result, in November of 1996, the Partnership will pay $1.6 million in principal and $0.2 million in prepayment fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended September 30, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the third quarter of 1996 when compared to the same quarter of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                            For the three months
                                                                             ended September 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $  1,211       $    1,000
   Marine vessels                                                             606              605
   Trailers                                                                   380              376
   Rail equipment                                                             620              695
   Marine containers                                                          333              387
   Mobile offshore drilling unit                                               --               87


Aircraft: Aircraft lease revenues and direct expenses were $1.3 million and $0.1 million, respectively, for the third quarter of 1996, compared to $1.3 million and $0.3 million, respectively, during the same quarter of 1995. The increase in lease revenue was due to the purchase of a Dash 8-300 aircraft at the end of the second quarter of 1996, which was on-lease for the entire third quarter in 1996. The increase was offset, in part, by the off-lease status of another aircraft in the beginning of the third quarter in 1996 when compared to the same quarter in 1995, which was on-lease for the entire quarter. Direct expenses decreased due to less repairs done on an off-lease aircraft, in the third quarter of 1996 when compared to the same period in 1995;

Marine vessels: Marine vessel lease revenues and direct expenses were $1.6 million and $1.0 million respectively, for the third quarter of 1996, compared to $1.4 million and $0.8 million, respectively, during the same quarter of 1995. Lease revenue increased due to higher charter rates earned for a marine vessel that switched from a utilization-based pooling arrangement to a fixed rate time charter in the beginning of 1996. Direct expenses increased due to higher estimated future drydock costs for both marine vessels in the third quarter of 1996 when compared to the same period in 1995;

Trailers: Trailer revenues and direct expenses were $0.5 million and $0.1 million, respectively, for the third quarter of 1996, compared to $0.5 million and $0.1 million, respectively, during the same quarter of 1995. Trailer net contributions remained relatively the same from the third quarter of 1996 compared to the same quarter in 1995;

Rail equipment: Railcar lease revenues and direct expenses were $0.9 million and $0.3 million, respectively, for the third quarter of 1996, compared to $0.9 million and $0.2 million, respectively, during the same quarter of 1995. Although the railcar fleet remained relatively the same size for both quarters, the decrease in railcar contribution resulted from running repairs required on certain of the railcars in the fleet during 1996 which were not needed during 1995;

Marine containers: Marine container lease revenues were $0.3 million and $0.4 million, for the third quarters of 1996 and 1995, respectively. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions, thus resulting in a decrease in marine container net contributions;

Mobile offshore drilling unit (rig): The rig was sold in the second quarter of 1996, resulting in the elimination of contribution in the third quarter. Revenues and expenses were $88,000 and $1,000, respectively, in the third quarter of 1995.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $3.8 million for the quarter ended September 30, 1996, decreased from $4.2 million for the same period in 1995. The variances are explained as follows:

     (a) A $0.3 million decrease in depreciation and amortization expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995;

     (b) A $0.1 million decrease in interest expense resulted from a one-time charge in 1995 related to interest owed to former charterers of one of the Partnership's marine vessels. The claim relates to a cancellation of the charter in January 1991. Interest was paid in the third quarter of 1995 from January 1991 until the final settlement date.

(C)  Net gain (loss) on disposition of owned equipment

Net loss on disposition of equipment for the third quarter of 1996 totaled $9,000 which resulted from the sale or disposal of 73 marine containers and one trailer with an aggregate net book value of $150,000 for aggregate proceeds of $141,000. For the third quarter of 1995, the $0.1 million net gain on disposition of equipment resulted from the sale or disposal of 112 marine containers and 121 trailers with an aggregate net book value of $1.7 million, for aggregate proceeds of $1.8 million.

(D) Equity in net loss of unconsolidated special purpose entities represents net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 2 to the financial statements).

                                                                            For the three months
                                                                             ended September 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $    (76 )       $   (117 )
   Marine vessel                                                                2               76


Aircraft: Aircraft revenues and expenses were $0.2 million and $0.3 million, respectively, for the third quarter of 1996, compared to $8,000 and $0.1 million, respectively, during the same quarter in 1995. The investment in a trust owning 737-200A commercial aircraft was acquired at the end of the third quarter of 1995. The net losses for the third quarter of 1996 and 1995 resulted from the Partnership's accelerated depreciation method;

Marine vessel: As of September 30, 1996, the Partnership had a 50% interest in a marine vessel. Marine vessels revenues and expenses were $0.4 million and $0.4 million, respectively, for the third quarter of 1996, compared to $0.3 million and $0.2 million, respectively, during the same quarter in 1995. At the end of 1995, this marine vessel switched from a bare-boat charter to a time charter. Time charters have slightly higher revenues associated with them since the owner pays for costs, such as operating costs, normally borne by the lessees under bare-boat charters resulting in an increase in expenses.

(E)  Net Loss

As a result of the foregoing, the Partnership's net loss of $0.6 million for the third quarter of 1996, increased from net loss of $0.9 million during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the second quarter of 1996 is not necessarily indicative of future periods. In the third quarter of 1996, the Partnership distributed $1.7 million to the Limited Partners, or $0.20 per Depositary Unit.


Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 1996 when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                             For the nine months
                                                                             ended September 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $  1,358       $    4,205
   Marine vessels                                                           2,104            1,815
   Trailers                                                                 1,210              615
   Rail equipment                                                           1,769            2,161
   Marine containers                                                        1,106            1,103
    Mobile offshore drilling unit                                             163              164


Aircraft: Aircraft lease revenues and direct expenses were $3.9 million and $2.5 million, respectively, for the nine months ended September 30, 1996, compared to $4.6 million and $0.4 million, respectively, during the same period of 1995. The decrease in revenue was due to the sale of two aircraft in 1995. In addition, the decrease was attributable to another aircraft which came off lease in the beginning of the third quarter in 1996, which was on-lease for the first nine months in 1995. The decrease was offset, in part, by the purchase of a Dash 8-300 aircraft at the end of the second quarter of 1996. Direct expenses increased due to the overhaul of four engines on an aircraft that has been off-lease since the end of 1994, and the repairs required on another aircraft before it can be re-leased;

Marine vessels: Marine vessel lease revenues and direct expenses were $5.0 million and $2.9 million, respectively, for the nine months ended September 30, 1996, compared to $4.6 million and $2.8 million, respectively, during the same period of 1995. Lease revenue increased due to higher charter rates earned for a marine vessel that switched from a utilization-based pooling arrangement to a fixed rate time charter in the beginning of 1996. In addition, revenues increased due to the higher profit sharing revenue earned on another marine vessel in the nine months ended September 30, 1996, compared to same period in 1995. Direct expenses increased due to higher estimated future drydock costs for both marine vessels in the nine months ended September 30, 1996 when compared to the same period in 1995. However, marine operating expenses were higher for the nine months ended September 30, 1995, due to repairs to a marine vessel's railings caused by heavy weather damage;

Trailers: Trailer lease revenues and direct expenses were $1.5 million and $0.3 million, respectively, for the nine months ended September 30, 1996, compared to $0.8 million and $0.2 million, respectively, during the same period of 1995. The increase in lease revenues was due to the addition of 333 trailers in the first nine months of 1995;

Rail equipment: Railcar lease revenues and direct expenses were $2.7 million and $0.9 million, respectively, for the nine months ended September 30, 1996, compared to $2.7 million and $0.5 million, respectively, during the same period of 1995. Although the railcar fleet remained relatively the same size for both periods, the decrease in railcar contribution resulted from running repairs required on certain of the railcars in the fleet during 1996 which were not needed during 1995;

Marine containers: Marine container lease revenues were $1.1 million and $1.1 million for the nine months ended September 30, 1996 and 1995, respectively. Although net contribution have remained relatively the same from the nine months ended September 30, 1995, to the same period in 1996, lease revenues have decreased due to sales and dispositions of marine containers over the last twelve months, offset by an increase in a group of containers in the second quarter of 1996;

Mobile offshore drilling unit (rig): The rig was sold in the second quarter of 1996, resulting in the elimination of contribution in the third quarter. Rig lease revenues and direct expenses were $0.2 million and $1,000, respectively, for the nine months ended September 30, 1996, compared to $0.2 million and $9,000, respectively, during the same period of 1995.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses remained constant at $12.8 million from the nine months ended September 30, 1995, to the same period in 1996. Although indirect expenses remained relatively the same, the variances between the periods were significant. The variances are explained as follows:

     (a) A $1.1 million increase in bad debt expense reflecting the General Partner's evaluation of the collectibility of receivables due from two aircraft lessees that encountered financial difficulties;

     (b) A $0.2 million increase in general and administrative expenses from 1995 levels resulting from the increased administrative costs associated with the short-term rental facilities due to additional trailers now operating in the facilities in the first nine months of 1996 compared to the same period in 1995;

     (c) A $1.1 million decrease in depreciation and amortization expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995;

     (d) A $0.1 million decrease in management fees to affiliates, reflecting the lower levels of lease revenues in the nine months ended September 30, 1996, as compared to the same period in 1995. Management fees are calculated as a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) 5% of the Gross Lease Revenues attributable to equipment which is subject to Operating Leases, and (B) 2% of the Gross Lease Revenues attributable to Equipment which is subject to Full Payout Net leases, and (C) 7% of the Gross Lease Revenues attributable to Equipment, if any, which was subject to per diem leasing arrangements and thus is operated by the Partnership;

     (e) A $0.1 million decrease in interest expense from a one-time interest charge in 1995. This interest was owed to former charterers of one of the Partnership's marine vessels. The claim relates to a cancellation of the charter in January 1991 until the final settlement date;

(C) Loss on revaluation of equipment of $0.4 million in 1995 resulted from the reduction of the net book value of an aircraft to its estimated fair value less cost to sell. This aircraft was sold in the second quarter of 1995. There was no loss on revaluation of equipment in the nine months ended September 30, 1996.

(D)  Net gain on disposition of owned equipment

Net gain on disposition of equipment for the nine months ended September 30, 1996 totaled $2.6 million which resulted from the sale or disposal of 239 marine containers, two railcars, one trailer, and a mobile offshore drilling unit, with an aggregate net book value of $6.0 million for aggregate proceeds of $8.6 million. For the nine months ended September 30, 1995, the $0.5 million net gain on disposition of equipment resulted from the sale or disposal of 278 marine containers, two aircraft, and 121 trailers with an aggregate net book value of $5.6 million, for aggregate proceeds of $6.1 million.

(E)  Interest and other income

Interest and other income decreased $0.1 million during the nine months ended September 30, 1996 due primarily to lower interest rates earned on cash balances available for investments when compared to the same period of 1995.

(F) Equity in net loss of unconsolidated special purpose entities represents net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 2 to the financial statements).

                                                                             For the nine months
                                                                             ended September 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $   (215 )       $   (117 )
   Marine vessels                                                            (129 )            214


Aircraft: Revenues and expenses were $0.8 million and $1.0 million, respectively, for the nine months ended September 30, 1996, compared to $8,000 and $0.1 million, respectively, for the same period in 1995. The investment in a trust owning 737-200A commercial aircraft was acquired at the end of the third quarter of 1995;

Marine vessel: As of September 30, 1996, the Partnership had a 50% interest in a marine vessel. Revenues and expenses were $1.2 million and $1.3 million, respectively, for the nine months ended September 30, 1996, compared to $0.9 million and $0.7 million, respectively, for the same period in 1995. At the end of 1995, this marine vessel switched from a bare-boat charter to a time charter. Time charters have slightly higher revenues associated with them since the owner pays for costs, such as operating costs, normally borne by the lessees under bare-boat charters. In addition, lease revenue decreased slightly as a result of this marine vessel being off-lease for 17 to 19 days in the first quarter of 1996 due to scheduled drydocking repairs.

(G)  Net Loss

As a result of the foregoing, the Partnership's net loss of $2.4 million for the nine months ended September 30, 1996, decreased from net loss of $2.3 million during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the nine months ended September 30, 1996, is not necessarily indicative of future periods. For the nine months ended September 30, 1996, the Partnership distributed $5.2 million to the Unitholders, or $0.60 per Depositary Unit.

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

     The Partnership has one loan outstanding totaling $30.8 million. This loan is due in three yearly principal payments of $8.2 million starting July 1, 1997, and one final payment of $6.2 million on July 1, 2000. The interest on the loan is fixed at 9.75%. The loan agreement requires the Partnership to maintain a net worth ratio of at least 33.33% of the fair market value of equipment plus cash. Current economic conditions coupled with the increasing age of the Partnership's equipment, have resulted in decreased market values for the Partnership's equipment and has required an optional prepayment to be made in order to remain in compliance with the loan covenants. As a result, in November of 1996, the Partnership will pay $1.6 million in principal and $0.2 million in prepayment fees.

     The General Partner has entered into a joint $50 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund VI, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII Professional Lease Management Income fund I ("Fund I"), all affiliated investment programs, and TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, American Finance Group, Inc. ("AFG"), a subsidiary of PLM International, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by an affiliate plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated in October 1996 to expire on October 31, 1997 and increase the available borrowings for AFG to $50 million. The Partnership, TECAI, Fund I and the other partnerships may borrow up to $35 million of the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, AFG or PLM Equipment Growth Funds IV through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than October 31, 1997. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of November 13, 1996, AFG had $39.7 million in outstanding borrowings under the Committed Bridge Facility. Neither the Partnership, TECAI, Fund I nor the other programs had any outstanding borrowings. Due to the loan covenants of the senior debt, the Partnership cannot access this line of credit at this time.

(III)  REDEMPTION OF LIMITED PARTNERSHIP UNITS

Beginning January 1, 1993, and annually thereafter the Partnership was obligated under certain conditions to redeem up to 2% of the outstanding Depositary Units ("Units") each year. The purchase price offered by the Partnership for the outstanding Units is equal to 110% of the unrecovered principal attributable to the Units. Unrecovered principal for any Unit will be equal to the excess of (i) the capital contribution attributable to the Unit over (ii) the distributions from any source paid with respect to the Unit. At September 30, 1996, the Partnership had repurchased 15,350 units for a total repurchase price of $0.2 million. These units repurchased during the nine months ended September 30, 1996 were a portion of the units identified for repurchase at December 31, 1995. From inception through September 30, 1996, the Partnership has repurchased 121,580 units for a total repurchase price of $1.6 million.

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

                                           PLM EQUIPMENT GROWTH FUND IV
                                           By:    PLM Financial Services, Inc.
                                                  General Partner



Date: November 14, 1996
                                           By:    /s/ David J. Davis
                                                  ----------------------
                                                  David J. Davis
                                                  Vice President and
                                                  Corporate Controller