Form 10-K
period 1996-12-31
PLM EQUIPMENT GROWTH FUND IV
filed 1997-03-13
CIK 847517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K


     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996.

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
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

   One Market, Steuart Street Tower
    Suite 800, San Francisco, CA                            94105-1301
      (Address of principal                                  (Zip code)
        executive offices)


        Registrant's telephone number, including area code (415) 974-1399
                             -----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Aggregate Market Value of Voting Stock:  N/A

An index of exhibits filed with this Form 10-K is located at page 24.

Total number of pages in this report:  44

                                     PART I
ITEM 1.  BUSINESS
(A)  Background

In March 1989, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc. (PLM International), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 8,750,000 Class A Depositary units (including 1,250,000 option units) (the Units) in PLM Equipment Growth Fund IV, a California limited partnership (the Partnership, the Registrant or EGF IV). The Partnership's offering became effective on May 23, 1989. FSI, as General Partner, owns a 5% interest in the Partnership. The Partnership engages in the business of owning and leasing transportation equipment to be operated by and/or leased to various shippers and transportation companies. The Partnership was formed to engage in the business of owning and managing a diversified pool of used and new transportation-related equipment and certain other items of equipment. The Partnership's primary objectives are:

     (i) to acquire a diversified portfolio of long-lived, low obsolescence, high residual value equipment with the net proceeds of the initial partnership offering, supplemented by debt financing if deemed appropriate by the General Partner, until the conclusion of the reinvestment phase of the Partnership operations on December 31, 1996;

     (ii) to generate sufficient net operating cash flow from lease operations to meet existing liquidity requirements and to generate cash distributions to the Limited Partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

     (iii) to selectively sell equipment or purchase (until the conclusion of the reinvestment phase, which ended on December 31, 1996) other equipment to add to the Partnership's initial portfolio. The General Partner intends to sell equipment when it believes that, due to market conditions, market prices for equipment exceeds inherent equipment values or expected future benefits from continued ownership of a particular asset will not equal or exceed other equipment investment opportunities. Proceeds from these sales, together with excess net operating cash flow from operations that remained after cash distributions have been made to the Limited Partners, were used to acquire additional equipment throughout the six year reinvestment phase of the Partnership, which concluded on December 31, 1996;

     (iv)to  preserve  and protect the value of the  portfolio  through  quality
management  and  by  maintaining  the   portfolio's   diversity  and  constantly
monitoring equipment markets.

     The offering of the Units of the Partnership closed on March 28, 1990. As of December 31, 1996, there were 8,628,420 Units outstanding. The General Partner contributed $100 for its 5% general partner interest in the Partnership.

     In the ninth year of operations of the Partnership, the General Partner will begin to liquidate the assets of the Partnership in an orderly fashion, unless the Partnership is terminated earlier upon sale of all of the
Partnership's equipment or by certain other events. It is anticipated the liquidation will be completed by the end of the tenth year of operations of the Partnership. Beginning in the Partnership's seventh year of operations, all surplus cash flow will be distributed to the Partners, used to repay Partnership debt, or held as Partnership working capital. The sixth year of operations ended December 31, 1996.

     Table 1, below, the cost of equipment in the Partnership's portfolio, and the cost of investments in unconsolidated special purpose entities, at December 31, 1996 (in thousands):


                                                      TABLE 1

 Units                             Type                                    Manufacturer                     Cost
---------------------------------------------------------------------------------------------------------------------

Equipment held for operating leases:


      1         Bulk carrier                                        Namura Shipping                     $     9,719
      1         DC-9-32 commercial aircraft                         McDonnell-Douglas                        10,041
      3         737-200 commercial aircraft - Stage II              Boeing                                   26,945
      1         Dash 8-300                                          Dehavilland                               5,748
    685         Dry marine containers                               Various                                   2,532
    574         Refrigerated marine containers                      Various                                  12,966
     99         Woodchip railcars                                   General Electric                          2,365
    365         Pressurized & non-pressurized tank cars             Various                                  10,349
    110         Bulkhead flatcars                                   Marine Industries, Ltd.                   2,153
    106         Refrigerated trailers                               Various                                   2,444
    145         Dry Piggyback trailers                              Stoughton                                 1,113
    275         Dry trailers                                        Various                                   3,391
                                                                                                         ------------

                Equipment held for operating leases                                                          89,766<F1>

Equipment held for sale:

      1         Product tanker                                      K.K. Uwatima Zosen                       17,261<F1>
                                                                                                         ------------

                Total  equipment                                                                        $   107,027
                                                                                                         ============

Investments in unconsolidated special purpose entities:

   0.50         Bulk carrier                                        Nipponkai & Toyama                        9,705<F2>
   0.17         Trust consisting of six 737-200A
                  Stage II commercial aircraft                      Boeing                                    4,494<F3>
   0.35         Equipment on direct finance
                 lease: Two DC-9-47 commercial aircraft             McDonnell-Douglas                         4,206<F3>
                                                                                                         ------------

                                                                                                        $    18,405<F1>
                                                                                                         ============

<F1> Includes  proceeds from capital  contributions,  operations and Partnership borrowings invested in equipment. Includes costs capitalized, subsequent to the date of acquisition and equipment acquisition fees paid to PLM Transportation Equipment Corporation, a wholly-owned subsidiary of FSI. All equipment was used equipment and the time of purchase.

<F2> Jointly owned by Growth Fund IV and an affiliated partnership.

<F3> Jointly owned by Growth Fund IV and affiliated partnerships.



     The equipment is generally leased under operating leases for a term of one to six years. Some of the Partnership's marine containers are leased to operators of utilization-type leasing pools which include equipment owned by unaffiliated parties. In such instances revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment.

     The lessees of the equipment include, but are not limited to, Cargill International S.A., Continental Airlines, Inc., Transamerica Leasing, and Canadian Pacific Railways. As of December 31, 1996, all of the equipment was on lease except 48 marine containers, an aircraft, and three railcars.

(B)  Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the equipment. IMI has agreed to perform all services necessary to manage the transportation equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the Partnership Agreement, IMI is entitled to a monthly management fee (See Financial Statement, Notes 1 and 2).

 (C) Competition

(1)  Operating Leases vs. Full Payout Leases

Generally the equipment owned by the Partnership is leased out on an operating lease basis wherein the rents owed during the initial non-cancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment. The short to mid-term nature of operating leases generally commands a higher rental rate than the longer term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under the operating lease need not be capitalized on the lessee's balance sheet.

     The Partnership encounters considerable competition from lessors utilizing full payout leases on new equipment, i.e., leases which have terms equal to the expected economic life of the equipment. Full payout leases are written for longer terms and for lower monthly rates than the Partnership offers. While some lessees prefer the flexibility offered by a shorter term operating lease, other lessees prefer the rate advantages possible with a full payout lease. Competitors of the Partnership may write full payout leases at considerably lower rates, or larger competitors with a lower cost of capital may offer operating leases at lower rates, and as a result, the Partnership may be at a competitive disadvantage.

(2)  Manufacturers and Equipment Lessors

The Partnership also competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services which the Partnership cannot offer, such as specialized maintenance service (including possible substitution of equipment), training, warranty services, and trade-in privileges.

     The Partnership competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), General Electric Railcar Services Corporation, Greenbrier Leasing Company, General Electric Capital Aviation Services Corporation, and other limited partnerships which lease the same types of equipment.

(D)  Demand

The Partnership invests in transportation-related capital equipment. A general distinction can be drawn between equipment used for the transport of either materials and commodities or people. With the exception of aircraft leased to passenger air carriers, the Partnership's equipment is used primarily for the transport of materials.

The following describes the markets for the Partnership's equipment:

(1) Aircraft:

Commercial Aircraft

The market for commercial aircraft continued to improve in 1996, representing two consecutive years of growth and profits in the airline industry. The $5.7 billion in net profits recorded by the world's top 100 airlines in 1995 grew to over $6 billion in 1996. The profits are a result of the continued management emphasis on costs. The demand for ever lower unit costs by airline managements has caused a significant reduction of surplus used Stage II and Stage III commercial aircraft. The result is a return to supply/demand equilibrium. On the demand side, passenger traffic is improving, cargo movement is up, and load factors are generally higher across the major markets.

     These changes are reflected in the performance of the world's 62 major airlines that operate 60% of the world airline fleet but handle 78% of world passenger traffic. Focusing on the supply/demand for Partnership-type narrowbody commercial aircraft, there were 213 used narrowbody aircraft available at year end 1995. In the first ten months of 1996, this supply was reduced to 119 narrowbody aircraft available for sale or lease. Forecasts for 1997 see a continuing supply/demand equilibrium due to air travel growth and balanced aircraft supply.

     The Partnership's narrowbody fleet includes late-model (post 1974) Boeing 737-200 Advanced aircraft. There are a total of 939 Boeing 737-200 aircraft in service, with 219 built prior to 1974. Independent forecasts estimate that 250 of the total 737-200s will be retired, leaving approximately 700 aircraft in service after 2003. The forecasts regarding hushkits estimate that half of the 700 Boeing 737-200s will be hushed to meet Stage III noise levels. The Partnership's Stage II aircraft are prospects for Stage III hushkits due to their age, hours, cycles, engine configurations, and operating weights.

     The Partnership's DC-9-32 is a late-model aircraft. There are 663 DC-9-30/40/50 series aircraft in service. Independent forecasts estimate that 300 older DC-9 aircraft will be retired by the year 2003. The remaining fleet will total approximately 350 aircraft, and most of these aircraft will be hushed to Stage III. The aircraft will remain in active airline service. The lessees are likely to be secondary airlines operating in markets outside the U.S.

     The Partnership predominantly owns aircraft that are affected by U.S. Federal Aviation Administration (FAA) regulatory requirements. However, the majority of equipment is on long-term leases in foreign markets and has been commanding lease rates higher than those available in the U.S.

(2)  Marine Containers

At the end of 1995, the consensus of industry sources was that 1996 would see both higher container utilization and strengthening of per diem lease rates. Such was not the case, as there was no appreciable cyclical improvement in the container market following the traditional winter slowdown. Industry utilization continues to be under pressure, with per diem rates being impacted as well.

     A substantial portion of the Partnership's containers are on long-term utilization leases that were entered into with Trans Ocean Leasing as lessee. The industry has seen a major consolidation as Transamerica Leasing, late in the fourth quarter of 1996, acquired Trans Ocean Leasing. Transamerica Leasing is the second largest container leasing company in the world. Transamerica Leasing is the substitute lessee for Trans Ocean Leasing. Long term, such industry consolidation should bring more rationalization to the market and result in higher utilization and per diem rates.

(3)  Railcars

Pressurized Tank Cars

These cars are used primarily in the petrochemical and fertilizer industries. They transport liquefied petroleum gas (LPG) and anhydrous ammonia. The utilization rate on the Partnership's fleet of pressurized tank cars was over 98% during 1996. Independent forecasts show the demand for natural gas growing during 1997 to 1999, as the developing world, former Communist countries, and the industrialized world all increase their demand for energy. The fertilizer industry was undergoing a rapid restructuring toward the end of 1996 after a string of major mergers, which began in 1995. These mergers reduce the number of companies that use pressurized tank cars for fertilizer service. Whether or not the economies of the mergers allow the total fleet size to be reduced remains to be seen.

General Purpose Tank Cars

General purpose, or nonpressurized, tank cars are used to transport a wide variety of bulk liquid commodities, such as petroleum fuels, lubricating oils, vegetable oils, molten sulfur, corn syrup, asphalt, and specialty chemicals. Demand for general purpose tank cars in the Partnership fleet has remained healthy over the last two years, with utilization remaining above 98%. Independent projections show the demand for petroleum growing during 1997 to 1999, as the developing world, former Communist countries, and the industrialized world all increase their demand for energy. Chemical carloadings for the first 40 weeks of 1996 were up one-tenth of one percent (0.1%) as compared to the same period in 1995.

(4)  Marine Vessels

The Partnership owns or has investments in small- to medium-sized dry bulk vessels and a chemical tanker vessel, which are traded in worldwide markets, carrying commodity cargoes.

     The freight rates in the dry bulk shipping market are dependent on the balance of supply and demand for shipping commodities and trading patterns for such dry bulk commodities. In 1995, dry bulk shipping demand was robust (growing at 5% over 1994) and there was a significant infusion of new vessel tonnage, especially late in the year, causing some decline in freight rates after a peak in midyear. The slide in freight rates continued in the first half of 1996, as new tonnage was delivered and shipping demand slipped from the high growth rates of 1995. In the third quarter of 1996, there was a significant acceleration in the drop of freight rates, primarily caused by the lack of significant grain shipment volumes and the infusion of new tonnage. The low freight rates induced many ship owners to scrap older tonnage and to defer or cancel newbuilding orders. In the fourth quarter, a strong grain harvest worldwide gave the market new strength, and freight rates recovered to the levels experienced in early 1996, but not to 1995 levels. Overall, 1996 was a soft year for shipping, with dry bulk demand growing only 1.8% and the dry bulk fleet growing 3% in tonnage. The outlook for 1997 shows an expected improvement in demand, with growth at 2.4%, but a high orderbook remains. The year 1997 is expected to be a soft year with relatively low freight rates; however, prospects may be strengthened by the continued scrapping of older vessels in the face of soft rates and the deferment or canceling of orders.

     Demand for commodity shipping closely tracks worldwide economic growth; however, economic development may alter demand patterns from time to time. The Partnership operated its vessels in spot charters and period charters. This operating approach provides the flexibility to adapt to changing demand patterns.

     Independent forecasts show that the longer-term outlook (past 1997) should bring improvement in freight rates earned by vessels; however, this is dependent on the supply/demand balance and stability in growth levels. The newbuilding orderbook currently is slightly lower than at the end of 1995 in tonnage. Shipyard capacity is booked through late 1998; however, it remains to be seen how many of these orders will actually be fulfilled. Historically, demand has averaged approximately 3% annual growth, fluctuating between flat growth and 6% annually. With predictable long-term demand growth, the long-term outlook depends on the supply side, which is affected by interest rates, government shipbuilding subsidy programs, and prospects for reasonable capital returns in shipping.

(5) Trailers

Intermodal Trailers

The robust intermodal trailer market that began four years ago began to soften in 1995 and reduced demand continued in 1996. Intermodal trailer loadings were flat in 1996 from 1995's depressed levels. This lack of growth has been the result of many factors, ranging from truckload firms aggressively recapturing market share from the railroads through aggressive pricing to the continuing consolidation activities and asset efficiency improvements of the major U.S. railroads.

     All of these factors helped make 1996 a year of equalizing equipment supply as railroads and lessors were pressured to retire older and less efficient trailers. The two largest suppliers of railroad trailers reduced the available fleet in 1996 by over 15%. Overall utilization for intermodal trailers, including the Partnership's fleet, was lower in 1996 than in previous years.

Over-The-Road Dry Trailers

The over-the-road dry trailer market was weak in 1996, with utilization down 15%. The trailer industry experienced a record year in 1994 for new production, and 1995 production levels were similar to 1994. However, in 1996, the truck freight recession, along with an overbuilding situation, contributed to 1996's poor performance. The year 1996 had too little freight and too much equipment industrywide.

Over-The-Road Refrigerated Trailers

PLM experienced fairly strong demand levels in 1996 for its refrigerated trailers. With over 15% of our fleet in refrigerated trailers, PLM and the Partnerships are the largest supplier of short-term rental refrigerated trailers in the U.S.

 (E) Government Regulations

The use, maintenance, and ownership of equipment is regulated by federal, state, local and/or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations which may require the removal from service or extensive modification of such equipment to meet these regulations at considerable cost to the Partnership. Such regulations include (but are not limited to):

     (1) the U.S. Oil Pollution Act of 1990 (which established liability for operators and owners of vessels, mobile offshore drilling units, etc. that create environmental pollution);

     (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990 (which limits or eliminates the operation of commercial aircraft in the U.S. that do not meet certain noise, aging, and corrosion criteria);

     (3) the Montreal Protocol on Substances that Deplete the Ozone layer and the U.S. Clean Air Act Amendments of 1990 (which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers, over-the-road trailers, etc.).

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations (which regulate the classification of and packaging requirements for hazardous materials and which apply particularly to the Partnership's tank cars).

ITEM 2.  PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased for leasing purposes. At December 31, 1996, the Partnership owned a portfolio of transportation equipment as described in Part I, Table 1(a).

     The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3.  LEGAL PROCEEDINGS


PLM International, Inc. along with PLM Financial Services, Inc. (FSI), PLM Investment Management, Inc. (IMI), PLM Transportation Equipment Corporation
(TEC), and PLM Securities Corp. (PLM Securities), and collectively with PLMI, FSI, IMI, TEC and PLM Securities, (the "PLM Entities"), were named as defendants in a class action lawsuit filed in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251. The PLM Entities received service of the complaint on February 10, 1997, and pursuant to an extension of time granted by plaintiffs attorneys, have sixty days to respond to the complaint. PLM International, Inc. is currently reviewing the substance of the allegations with its counsel, and believes the allegations to be completely without merit and intends to defend this matter vigorously.

        The plaintiffs, who filed the compliant on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships (the Growth Funds) sponsored by PLM Securities, for which FSI acts as the general partner, including PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth and Income Fund VII. The complaint purports eight causes of action against all defendants as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action for breach of third party beneficiary contracts against and /in violation of the National Association of Securities Dealers rules of fair practice by PLM Securities alone.

        Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, general partner, and control persons. Based on these duties, plaintiffs assert liability against the PLM Entities for improper sales and marketing practices, mismanagement of the Growth Funds, and concealing such mismanagement from investors in the Growth Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1996.






















                      (This space intentionally left blank)

                                     PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the Partnership Agreement, the General Partner is entitled to a 5% interest in the profits and losses and distributions of the Partnership. The General Partner is the sole holder of such interest. Gross income in each year of the Partnership is specially allocated to the General Partner to the extent necessary to cause the capital account balance of the General Partner to be zero as of the close of such year. The remaining interests in the profits and losses and distributions of the Partnership are owned, as of December 31, 1996, by the 9,739 holders of Units in the Partnership.

     There are several secondary exchanges which will facilitate sales and purchases of limited partnership units. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, generally are viewed as inefficient vehicles for the sale of partnership units. There is presently no public market for the Units, and none is likely to develop. To prevent the Units from being considered "publicly traded" and, thereby, to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the Units can not be transferred without the consent of the General Partner, which may be withheld at its absolute discretion. The General Partner intends to monitor transfers of Units in an effort to ensure that they do not exceed the number permitted by certain safe harbors promulgated by the Internal Revenue Service. The Partnership may be obligated to redeem a certain number of Units each year. A transfer may be prohibited if the intended transferee is not a U.S. Citizen or if the transfer would cause any portion of the Units to be treated as "plan assets." In the twelve months ended December 31, 1996, the Partnership had repurchased 15,350 units for a total repurchase price of $0.2 million. As of December 31, 1996, the Partnership had repurchased a cumulative total of 121,580 units at a cost of $1.6 million.



















                      (This space intentionally left blank)

ITEM 6.  SELECTED FINANCIAL DATA

     Table 2, below, lists selected financial data for the Partnership (in thousands):

                                     TABLE 3

                               For the years ended
                  December 31, 1996, 1995, 1994, 1993, and 1992
                     (in thousands except per unit amounts)

                                                  1996          1995           1994            1993            1992
                                               -------------------------------------------------------------------------

   Operating results:
     Total revenues                            $ 22,120      $  21,410      $  24,367      $   27,925       $  33,670
     Net gain on disposition
       of equipment                               3,179            530          3,336             179              47
     Loss on revaluation of
       equipment                                     --           (417 )         (820 )            --          (3,428 )
     Equity in net loss of
       unconsolidated special purpose
       entities                                    (331 )           --             --              --              --
     Net loss                                    (4,119 )       (3,611 )       (5,112 )        (6,380 )        (7,153 )

   At year-end:
     Total assets                              $ 59,009      $  71,924      $  82,773      $   98,453       $ 118,824
     Total liabilities                           34,100         35,449         35,997          38,880          37,210
     Notes payable                               29,250         30,800         30,800          33,000          34,000

   Cash distributions                          $  7,271      $   6,443      $   7,523      $   14,628       $  19,437

   Cash distribution which represent a return
   of capital                                  $  6,908      $   6,124      $   7,135      $   13,891       $  18,470

   Per weighted average Limited Partnership
   Unit:

   Net loss                                    $  (0.52 )    $   (0.45 )    $   (0.63 )    $    (0.82 )     $   (0.93 )

   Cash distributions                          $   0.80      $    0.71      $    0.82      $     1.60       $    2.11

   Cash distribution which represent a return
   of capital                                  $   0.80      $    0.71      $    0.82      $     1.60       $    2.11


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Financial Statements of PLM Equipment Growth Fund IV (the Partnership). The following discussion and analysis of operations focuses on the performance of the Partnership's equipment in various sectors of the transportation industry and its effect on the Partnership's overall financial condition.

Results of Operations - Factors Affecting Performance

(A)  Re-leasing and Repricing Activity

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for transportation equipment include supply and demand for similar or comparable types or kinds of transport capacity, desirability of the equipment in the lease market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, various regulations concerning the use of the equipment, and others. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent one can result in a reduction of contribution to the Partnership. The Partnership experienced re-pricing exposure in 1996 primarily in its aircraft, marine vessel, marine container, railcar and trailer portfolios.

     (1) Aircraft: Aircraft contribution decreased from 1995 to 1996 due to the off-lease status of a Boeing 737-200 aircraft that is being remarketed. All other aircraft investments were on lease for the entire year.

     (2) Marine Vessels: The Partnership's marine vessels operated in the time and spot charter markets during 1996. Spot charters are usually of short duration and reflect the short-term demand and pricing trends in the vessel market. A marine vessel, owned by an entity in which the Partnership has a 50% investment, experienced off-hire time in the beginning of 1996 due to drydocking. While the average freight rates were lower in 1996 than 1995, the Partnership experienced an increase in revenue primarily due to the switching from a bare-boat charter to a time charter for a marine vessel and the switching from a pooling arrangement to a time charter for another marine vessel.

     (3) Marine Containers: The majority of the Partnership's marine container portfolio operates in utilization-based leasing pools and as such was highly exposed to re-leasing and repricing activity. The Partnership's marine container contributions declined from 1995 to 1996, due to soft market conditions that caused a decline in re-leasing activity.

     (4) Railcars: The majority of the Partnership's railcar equipment remained on-lease throughout the year, and thus was not adversely affected by re-leasing and repricing exposure.

     (5) Trailers: The majority of the Partnership's trailer portfolio operates in short-term rental facilities or short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. Contributions from the Partnership's trailers operated in short-term rental facilities and the short-line railroad system declined from 1995 to 1996, due to soft market conditions that caused a decline in re-leasing activity.

 (B)  Equipment Liquidations and Nonperforming Lessees

Liquidation of Partnership equipment represents a reduction in the size of the equipment portfolio, and will result in reduction of net contributions to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the leases can result not only in reductions in net contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession, legal fees, etc. The Partnership experienced the following in 1996:

     (1) Liquidations: During 1996, the Partnership sold a mobile offshore drilling unit, 283 marine containers, one aircraft, two railcars, and two trailers. The net result of all sales and liquidations has been a reduction in the cost basis of the Partnership's equipment portfolio of approximately $30.5 million.

     (2) Nonperforming Lessees: In the third quarter of 1996, the General Partner repossessed an aircraft due to the lessee's inability to pay the Partnership for outstanding receivables. During 1996, another aircraft lessee and a marine container lessee also encountered financial difficulties. The Partnership established reserves against these receivables due to the General Partner's determination that ultimate collection of these revenues are uncertain. Other equipment such as railcars, trailers and the remaining aircraft and marine containers experienced minor non-performing issues that have no significant impact on the Partnership.

(C)  Reinvestment Risk

During the first six years of operations, the Partnership increased its equipment portfolio by investing surplus cash in additional equipment after fulfilling operating requirements and paying distributions to the partners. Subsequent to the end of the reinvestment period which concluded on December 31, 1996, the Partnership will continue to operate for an additional two years, then begin an orderly liquidation over an anticipated two-year period.

     During the year, the Partnership received proceeds of approximately $13.1 million from the liquidation or sale of equipment. The Partnership reinvested approximately $10.0 million of these sales proceeds, in an aircraft and a 35% investment in a trust consisting of two McDonnell Douglas DC-9-47 aircraft. These purchases occurred in the second and fourth quarters of 1996. In the third quarter of 1996, the Partnership paid $1.6 million in principal and $0.2 million in prepayment fees to remain in compliance with the net worth ratio contained in the note agreement.

 (D) Equipment Valuation and Write-downs

In March 1995, the Financial Accounting Standards Board (FASB) issued statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the Partnership reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. The carrying value of a commuter aircraft was reduced by $0.4 million in 1995 and sold in the second quarter. There were no write downs required in 1996.

     As of December 31, 1996, the General Partner estimated the current fair market value of the Partnership's equipment portfolio, including equipment owned by unconsolidated special purpose entities, to be approximately $86.5 million.

Financial Condition - Capital Resources and Liquidity

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement. In addition the Partnership, under its current loan agreement, does not have the capacity to incur additional debt. The Partnership relies on operating cash flow to meet its operating obligations, and make cash distributions to Limited Partners.

     For the year ended December 31, 1996, the Partnership generated sufficient funds to meet its operating obligations. In addition, the Partnership generated sufficient cash flow to invest surplus funds into additional equipment and to maintain the level of distributions.

     The Partnership has one loan outstanding totaling $29.3 million. This loan is due in three yearly principal payments of $8.2 million on July 1, 1997, 1998, 1999, and $6.2 million in 2000. The interest on the loan is fixed at 9.75%. The loan agreement requires the Partnership to maintain a net worth ratio of at least 33.33% of the fair market value of equipment plus cash. Current economic conditions coupled with the increasing age of the Partnership's equipment, resulted in decreased market values for the Partnership's equipment and required an optional prepayment to be made in order to remain in compliance with the loan covenants. As a result, during 1996, the Partnership repaid $1.6 million in principal and $0.2 million in prepayment fees.

     Pursuant to its prospectus, beginning January 1, 1993, the Partnership could become obligated under certain conditions to redeem up to 2% of the outstanding Depositary Units each year. The purchase price to be offered for such outstanding units is to be equal to 110% of the unrecovered principal attributed to the Units where unrecovered principal is defined as the excess of the capital contribution attributable to a Unit over the distributions from any source paid with respect to that Unit. The Partnership does not intend to repurchase any Units in 1997. At December 31, 1995, the Partnership agreed to repurchase approximately 21,994 Units for the aggregate price of approximately $0.3 million. During 1996, only 15,350 units were repurchased for a price of $0.2 million.

Results of Operations - Year to Year Detail Comparison

Comparison of Partnership's Operating Results for the Years Ended December 31, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the year ended

December 31, 1996 when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                             For the year ended
                                                                                December 31,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $  2,487         $  5,540
   Marine vessels                                                           2,232            2,496
   Trailers                                                                 1,595              943
   Rail equipment                                                           2,251            2,837
   Marine containers                                                        1,191            1,218
   Mobile offshore drilling unit                                              163              224


Aircraft: Aircraft lease revenues and direct expenses were $5.1 million and $2.6 million, respectively, for the year ended December 31, 1996, compared to $5.9 million and $0.4 million, respectively, during the same period of 1995. The decrease in revenue was attributable to the sale of two aircraft in 1995, and the off-lease status of another aircraft which was repossessed from the lessee in the third quarter of 1996. The repossessed aircraft earned revenue for the entire year of 1995 compared to 8 months of 1996. The decrease was offset, in part, by the purchase of a Dash 8-300 aircraft at the end of the second quarter of 1996. Direct expenses increased due to the overhaul of four engines on an aircraft sold at the end of 1996. This aircraft had been off-lease for approximately two years. In addition, repairs on the repossessed aircraft were required to meet airworthiness conditions before it could be re-leased;

Marine vessels: Marine vessel lease revenues and direct expenses were $6.6 million and $4.4 million, respectively, for the year ended December 31, 1996, compared to $6.3 million and $3.8 million, respectively, during the same period of 1995. Lease revenue increased due to higher charter rates earned for a marine vessel that switched from a utilization-based pooling arrangement to a fixed rate time charter in the beginning of 1996. In addition, revenues increased due to the higher profit sharing revenue earned on another marine vessel in the year ended December 31, 1996, compared to the same period in 1995. Direct expenses increased due to higher estimated future drydock costs for both marine vessels in the year ended December 31, 1996, when compared to the same period in 1995;

Trailers: Trailer lease revenues and direct expenses were $2.0 million and $0.4 million, respectively, for the year ended December 31, 1996, compared to $1.3 million and $0.4 million, respectively, during the same period of 1995. The increase in lease revenues was primarily due to the addition of 333 trailers in 1995;

Rail equipment: Railcar lease revenues and direct expenses were $3.6 million and $1.4 million, respectively, for the year ended December 31, 1996, compared to $3.6 million and $0.8 million, respectively, during the same period of 1995. Although the railcar fleet remained relatively the same size for both periods, the decrease in railcar contribution resulted from running repairs required on certain of the railcars in the fleet during 1996 which were not needed during 1995;

Marine containers: Marine container lease revenues and direct expenses were $1.2 million and $23,000, respectively, for the year ended December 31, 1996, compared to $1.6 million and $0.4 million during the same period of 1995. Lease revenues have decreased due to sales and dispositions of marine containers over the last twelve months and lower utilization. Direct expenses have decreased primarily due to repairs performed on 327 marine containers in 1995;

Mobile offshore drilling unit (rig): The Partnership's rig was sold in the second quarter of 1996, resulting in the elimination of contribution in the third quarter. Rig lease revenues and direct expenses were $0.1 million and $1,000, respectively, for the year ended December 31, 1996, compared to $0.2 million and $45,000, respectively, during the same period of 1995.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses decreased to $17.0 million in 1996 from $17.3 million in 1995. The variances are explained as follows:

     (1) A $1.0 million increase in bad debt expense reflects the General Partner's evaluation of the collectibility of receivables due from two aircraft lessees that encountered financial difficulties;

     (2) A $0.3 million increase in general and administrative expenses from 1995 levels results from the increased administrative costs associated with the short-term rental facilities due to additional trailers operating in the facilities in the first months of 1996 compared to the same period in 1995;

     (3) A $1.5 million decrease in depreciation and amortization expenses from 1995 levels reflects the sale of certain assets during 1996 and 1995;

     (4) A $0.1 million decrease in management fees to affiliates, reflects the lower levels of lease revenues in the year ended December 31, 1996, as compared to the same period in 1995. Management fees are calculated as a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) 5% of the Gross Lease Revenues attributable to equipment which is subject to Operating Leases, and (B) 2% of the Gross Lease Revenues attributable to Equipment which is subject to Full Payout Net leases, and (C) 7% of the Gross Lease Revenues attributable to Equipment, if any, which was subject to per diem leasing arrangements and thus is operated by the Partnership;

(C) Loss on revaluation of equipment of $0.4 million in 1995 resulted from the reduction of the net book value of an aircraft to its estimated fair value less cost to sell. This aircraft was sold in the second quarter of 1995. There was no loss on revaluation of equipment in the year ended December 31, 1996.

(D)  Net gain on disposition of owned equipment

Net gain on disposition of equipment for the year ended December 31, 1996 totaled $3.2 million which resulted from the sale or disposal of 283 marine containers, an aircraft, two railcars, two trailers, and a mobile offshore drilling unit, with an aggregate net book value of $9.9 million for aggregate proceeds of $13.1 million. For the year ended December 31, 1995, the $0.5 million net gain on disposition of equipment resulted from the sale or disposal of 357 marine containers, two aircraft, and 121 trailers with an aggregate net book value of $5.7 million, for aggregate proceeds of $6.2 million.

(E)  Interest and other income

Interest and other income decreased $0.1 million during the year ended December 31, 1996 due primarily to lower interest rates earned on cash balances available for investments when compared to the same period of 1995.

(F) Equity in net loss of unconsolidated special purpose entities represents net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 2 to the financial statements).

                                                                             For the year months
                                                                             ended December 31,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $   (315 )        $  (263 )
   Marine vessels                                                             (16 )            203

Aircraft: Revenues and expenses were $1.1 million and $1.4 million, respectively, for the year ended December 31, 1996, compared to $0.2 million and $0.5 million, respectively, for the same period in 1995. The investment in a trust owning 737-200A commercial aircraft was acquired at the end of the third quarter of 1995. The net contribution is significantly impacted by the depreciation charges which are greatest in the early years due to the use of the 200% declining balance method of depreciation. The Trust depreciates this investment over 6 years;

Marine vessel: As of December 31, 1996, the Partnership had a 50% interest in an entity which owns a marine vessel. Revenues and expenses were $1.7 million and $1.7 million, respectively, for the year ended December 31, 1996, compared to $1.2 million and $1.0 million, respectively, for the same period in 1995. At the end of 1995, this marine vessel was transferred from a bare-boat charter to a time charter. Time charters have higher revenues associated with them since the owner pays for costs, such as operating costs, normally borne by the lessees under bare-boat charters. In addition, lease revenue decreased slightly as a result of this marine vessel being off-lease for 17 to 19 days in the first quarter of 1996 due to scheduled drydocking repairs.

(G)  Net Loss

As a result of the foregoing, the Partnership's net loss of $4.1 million for the year ended December 31, 1996, remained the same compared to the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the year ended December 31, 1996, is not necessarily indicative of future periods. For the year ended December 31, 1996, the Partnership distributed $6.9 million to the Unitholders, or $0.80 per weighted average Depositary Unit.

Comparison of Partnership's Operating Results for the Years Ended December 31, 1995 and 1994

(A)  Revenues

Total revenues for the years ended December 31, 1995 and 1994, were $21.4 million and $24.4 million, respectively. The decrease in 1995 revenues was attributable primarily to a smaller gain on disposition of equipment in 1995 compared to 1994. The Partnership's ability to acquire or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in 1995 is not necessarily indicative of future periods.

     (1) Lease revenue declined by $0.1 million for the 12 months ended December 31, 1995. The following table lists lease revenues earned by equipment type (in thousands):

                                                        For the year ended December
                                                                    31,
                                                           1995              1994
                                                        -----------------------------
   Marine vessels                                       $  7,466          $   9,851
   Aircraft                                                6,193              6,819
   Rail equipment                                          3,639              1,985
   Marine containers                                       1,611              1,063
   Trailers                                                1,307                357
   Mobile offshore drilling unit                             259                533
                                                        =============================
                                                        $ 20,475          $  20,608
                                                        =============================

     This decrease resulted primarily from:

     (a) A decrease in marine vessel revenue of $2.4 million due to the sale of a vessel in August 1994 and another vessel in October of 1994, offset partially by increases resulting from profit sharing earned on a vessel for the fourth quarter of 1994 and the first and fourth quarters of 1995, and another vessel which changed from a lower fixed rate bareboat to a higher-yielding utilization pooled charter in July of 1994;

     (b) A decrease in mobile offshore drilling rig revenue of $0.3 million due to lower lease rates in the Gulf of Mexico and the off-lease status of the rig during the second and third quarters of 1995;

     (c) A decrease in aircraft revenue of $0.6 million due primarily to the sale of two aircraft in the second quarter of 1995, partially offset by the acquisition of an aircraft in August of 1994;

The above detailed decreases in revenue were partially offset by:

     (d) An increase in rail revenue of $1.7 million due to the December 1994 acquisition of 235 pressurized and nonpressurized tank cars;

     (e) An increase in trailer revenue of $1.0 million due to the addition of 50 trailers during 1994 and 333 trailers during 1995;

     (f) An increase in container revenue of $0.5 million related to off-lease containers with roof problems being repaired and going back on lease.

     (2) Net gain on disposition of equipment totaled $0.5 million during 1995, as a result of the disposal of 357 marine containers, the sale of 2 aircraft and 121 trailers with an aggregate net book value of $5.7 million for proceeds of $6.2 million. Net gain on disposition of equipment totaled $3.3 million during 1994, due to the sale or disposal of 2 trailers, 2 railcars, 2 marine vessels, and 380 marine containers. These assets had an aggregate net book value of $11.6 million; accrued drydock reserves at the time of sale were $0.3 million. These assets were sold or disposed of for aggregate proceeds of $14.6 million.

(B)  Expenses

The Partnership's total expenses for the years ended December 31, 1995 and 1994, were $25.0 million and $29.5 million, respectively. The decrease was primarily attributable to decreases in marine operating expenses, depreciation expense, repositioning expense, loss on revaluation of equipment, and insurance expense, offset in part by increases in bad debt expense.

     (1)  Direct  operating   expenses  (defined  as  repairs  and  maintenance,
insurance expense, marine equipment operating expenses, and repositioning expense) decreased to $5.9 million in 1995 from $8.6 million in 1994.
This change resulted from the following:

     (a) A decrease of $2.0 million in marine equipment operating costs due primarily to the sale of a vessel in August of 1994 and the sale of another vessel in October of 1994. In addition, another marine vessel which was on a short-term voyage charter was leased on a time charter. On short-term voyage charters, the Partnership pays for some costs, such as bunkers and port costs, which are the lessee's obligation under a time charter. This decrease was partially offset by another vessel which moved from a bareboat charter, where the lessee pays for all costs, to a pooled charter where costs are shared;

     (b) A decrease of $0.7 million in repositioning expense due to the cost to relocate a rig to the Gulf of Mexico in 1994;

     (c) A decrease of $0.3 million in insurance expense to affiliates and other insurance expense due to the sale of two vessels in 1994, offset partially by hull and machinery and loss of hire insurance claims in process for 1991 through 1993;

     (d) An increase of $0.4 million in repairs and maintenance resulted from several factors: the roof delamination and normal wear and tear repairs performed on 327 marine containers in 1995; the increased number of trailers coming off term leases which required refurbishment prior to transitioning to short-term rental facilities operated by an affiliate of the General Partner, and normal repairs on 235 tankcars purchased in the fourth quarter of 1994. These increases were offset by decreases in vessel expenses resulting from the sale of two marine vessels in the third and fourth quarters of 1994.

     (2) Indirect operating expenses (defined as depreciation and amortization expense, management fees, interest expense, and general and administrative expenses) decreased to $18.7 million in 1995 from $20.0 million in 1994. This change resulted primarily from the following:

     (a) A decrease of $1.6 million in depreciation and amortization expense from 1994 levels reflecting the Partnership's double-declining depreciation method and the disposal of equipment during 1994 and 1995; partially offset by depreciation expense on $11.0 million of equipment acquired during 1995;

     (b) A  decrease  of $0.3  million  in  interest  expense  due to a  smaller principal balance in 1995. During 1994, the Partnership paid down the outstanding debt by $2.2 million, partially offset by interest owed to former charterers of one of the Partnership's vessels. The claim relates to a cancellation of the charter in January 1991. Interest was due from this date until the final settlement date;

     (c) A decrease of $0.1 million in management fees to affiliates due to lower lease revenues in 1995. Management fees are calculated as a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) 5% of the Gross Lease Revenues attributable to equipment which is subject to Operating Leases, and (B) 2% of the Gross Lease Revenues attributable to Equipment which is subject to Full Payout Net leases, and (C) 7% of the Gross Lease Revenues attributable to Equipment, if any, which was subject to per diem leasing arrangements and thus is operated by the Partnership;

     (d) An increase of $0.7 million in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables due from an aircraft lessee that encountered financial difficulties.

     (3) Loss on revaluation of equipment of $0.4 million results from the reduction of the net book value of an aircraft to its estimated fair value less costs to sell. This aircraft was sold in the second quarter of 1995. Loss on revaluation of equipment in 1994 resulted from the Partnership's reducing the net book value of one commercial aircraft, and one commuter aircraft by $0.8 million to their estimated net fair value less costs to sell.

(C)  Net Loss

The Partnership's net loss of $3.6 million for the year ended December 31, 1995, decreased from a net loss of $5.1 million for 1994. During 1995, the Partnership distributed $6.1 million to the Limited Partners, or $0.71 per weighted average Limited Partnership Unit.

Geographic Information

The Partnership operates its equipment in international markets. Although these operations expose the Partnership to certain currency, political, credit and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks as follows: Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized generally through the avoidance of operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to the Financial Statements, Note 3 for information on the revenues, income, and assets in various geographic regions.

     Revenues and net operating income by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges which are greatest in the early years due to the use of the 200% declining balance method of depreciation. The relationships of geographic revenues, net income (loss) and net book value are expected to significantly change in the future as additional equipment is sold or disposed of in various equipment markets and geographic areas. An explanation of the current relationships is presented below:

     The Partnership's equipment on lease to U.S. domiciled lessees consists of trailers, railcars, and aircraft. During 1996, lease revenues in the U.S. accounted for 25% of the lease revenues while net operating income accounted for $0.8 million in profit versus $4.1 million in loss for the entire Partnership. The primary reason for this relationship is the fact that the Partnership depreciates its rail equipment over a fifteen year period versus twelve years for other equipment types owned and leased in other geographic regions.

     The Partnership's equipment leased to Canadian domiciled lessees consists of railcars, aircraft and a 16.67% investment in a trust consisting of 6 737-200A aircraft. During 1996, lease revenues accounted for 15% of total lease revenues and $4,000 of the $4.1 million of the net operating loss for the entire Partnership.

     The Partnership's equipment on lease to South Asia domiciled lessees accounted for 10% of the lease revenues while net operating loss for these assets accounted for $2.9 million of the $4.1 million in loss for the entire Partnership. The primary reason for this relationship is that during 1996, two of the Partnership's aircraft in South Asia encountered financial difficulties forcing the Partnership to repossess one of the aircraft. The Partnership established reserves against these receivables due to the General Partner's determination that ultimate collection of these rents are uncertain. In addition, the repossessed aircraft underwent repairs to meet airworthiness conditions. These repairs were more extensive than anticipated, costing approximately $1.6 million.

     In 1996, marine containers, marine vessels and a 50% investment in an entity which owns a marine vessel, which were leased in various regions throughout the period, accounted for 44% of the lease revenues while the net operating income accounted for $0.6 million in profit versus a $4.1 million loss for the entire Partnership.

     European operations consisted of an aircraft that accounted for $1.7 million of the $4.1 million in loss for the entire Partnership. This aircraft was off-lease for all of 1996 and incurred $1.0 million for the overhaul of four engines and repairs to meet airworthiness conditions. This aircraft was eventually sold in Australia at the end of 1996 for a gain of $0.6 million.

     South American operations consisted of an aircraft where lease revenues accounted for 5% of total lease revenues while net operating income accounted for $0.3 million in profit compared to $4.1 million in loss for the entire Partnership.

     Gulf of Mexico operations consisted of a mobile offshore drilling unit which was sold during 1996 for a gain of $2.5 million offset by a operating net loss of $0.2 million.

Inflation

There was no significant impact on the Partnership's operations as a result of inflation during 1996, 1995, or 1994.

Forward Looking Information

Except for historical information contained herein, the discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Partnership's actual results could differ materially from those discussed here.

Outlook for the Future

In 1997, the Partnership will be in its holding or passive liquidation phase. The General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner anticipates that the liquidation of Partnership assets will be completed by the scheduled termination of the Partnership at the end of the year 2000.

     The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay loan principal on debt, and pay cash distributions to the investors.

 (A) Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Ongoing changes in the regulatory environment, both in the U.S. and internationally, cannot be predicted with any accuracy and preclude the General Partner from determining the impact of such changes on Partnership operations, purchases, or sale of equipment.

(B) Distributions

Pursuant to the Limited Partnership Agreement, the Partnership ceased to reinvest in additional equipment beginning in its seventh year of operations which commenced on January 1, 1997. The General Partner intends to pursue a strategy of selectively re-leasing equipment to achieve competitive returns, or selling equipment that is underperforming or whose operation becomes prohibitively expensive, in the period prior to the final liquidation of the Partnership. During this time, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations and make distributions to the partners. Although the General Partner intends to maintain a sustainable level of distributions prior to final liquidation of the Partnership, actual Partnership performance and other considerations may require adjustments to then-existing distribution levels. In the long term, changing market conditions and used-equipment values may preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity. Consequently, the General Partner cannot establish future distribution levels with any certainty at this time.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements for the Partnership are listed on the Index to Financial Statements included in Item 14(a) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.









                     (This space intentionally left blank.)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

As of the date of this Annual Report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) are as follows:

Name                                   Age                 Position
-------------------------------------- ------------------- -------------------------------------------------------

J. Alec Merriam                        61                  Director, Chairman of the Board, PLM International,
                                                           Inc.; Director, PLM Financial Services, Inc.

Douglas P. Goodrich                    50                  Director and Senior Vice President, PLM
                                                           International; Director and President, PLM Financial
                                                           Services, Inc.; Senior Vice President, PLM
                                                           Transportation Equipment Corporation; President, PLM
                                                           Railcar Management Services, Inc.

Walter E. Hoadley                      80                  Director, PLM International, Inc.

Robert L. Pagel                        60                  Director, Chairman of the Executive Committee, PLM
                                                           International, Inc.; Director, PLM Financial
                                                           Services, Inc.

Harold R. Somerset                     62                  Director, PLM International, Inc.

Robert N. Tidball                      58                  Director, President and Chief Executive Officer, PLM
                                                           International, Inc.

J. Michael Allgood                     48                  Vice President and Chief Financial Officer, PLM
                                                           International, Inc. and PLM Financial Services, Inc.

Stephen M. Bess                        50                  President, PLM Investment Management, Inc.;
                                                           President, PLM Securities, Inc.; Vice President, PLM
                                                           Financial Services, Inc.

David J. Davis                         40                  Vice President and Corporate Controller, PLM
                                                           International and PLM Financial Services, Inc.

Frank Diodati                          42                  President, PLM Railcar Management Services Canada
                                                           Limited.

Steven O. Layne                        42                  Vice President, PLM Transportation Equipment
                                                           Corporation.; Vice President and Director, PLM
                                                           Worldwide Management Services, Ltd.

Stephen Peary                          48                  Senior Vice President, General Counsel and Secretary,
                                                           PLM International, Inc.; Vice President, General
                                                           Counsel and Secretary, PLM Financial Services, Inc.,
                                                           PLM Investment Management, Inc., PLM Transportation
                                                           Equipment Corporation; Vice President, PLM
                                                           Securities, Corp.

Thomas L. Wilmore                      54                  Vice President, PLM Transportation Equipment
                                                           Corporation; Vice President, PLM Railcar Management
                                                           Services, Inc.

     J. Alec Merriam was appointed Chairman of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988 he became a member of the Executive Committee of the Board of Directors of PLM International. From 1972 to 1988, Mr. Merriam was Executive Vice President and Chief Financial Officer of Crowley Maritime Corporation, a San Francisco area-based company engaged in maritime shipping and transportation services. Previously, he was Chairman of the Board and Treasurer of LOA Corporation of Omaha, Nebraska and served in various financial positions with Northern Natural Gas Company, also of Omaha.

     Douglas P. Goodrich was elected to the Board of Directors in July 1996, and appointed Director and President of PLM Financial Services in June 1996, and appointed Senior Vice President of PLM International in March 1994. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989, and as President of PLM Railcar Management Services, Inc. since September 1992, having been a Senior Vice President since June 1987. Mr. Goodrich was an Executive Vice President of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corp. of Chicago, Illinois from December 1980 to September 1985.

     Dr. Hoadley joined PLM International's Board of Directors and its Executive Committee in September 1989. He served as a Director of PLM, Inc. from November 1982 to June 1984 and PLM Companies, Inc. from October 1985 to February 1988. Dr. Hoadley has been a Senior Research Fellow at the Hoover Institute since 1981. He was Executive Vice President and Chief Economist for the Bank of
America  from  1968  to  1981  and  Chairman  of the  Federal  Reserve  Bank  of
Philadelphia from 1962 to 1966. Dr. Hoadley had served as a Director of Transcisco Industries, Inc. from February 1988 through August 1995.

     Robert L. Pagel was appointed Chairman of the Executive Committee of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988, he became a member of the Executive Committee of the Board of Directors of PLM International. From June 1990 to April 1991, Mr. Pagel was President and Co-Chief Executive Officer of The Diana Corporation, a holding company traded on the New York Stock Exchange. He is the former President and Chief Executive Officer of FanFair Corporation which specializes in sports fans' gift shops. He previously served as President and Chief Executive Officer of Super Sky International, Inc., a publicly traded company, located in Mequon, Wisconsin, engaged in the manufacture of skylight systems. He was formerly Chairman and Chief Executive Officer of Blunt, Ellis & Loewi, Inc., a Milwaukee-based investment firm. Mr. Pagel retired from Blunt, Ellis & Loewi in 1985 after a career spanning 20 years in all phases of the brokerage and financial industries. Mr. Pagel has also served on the Board of Governors of the Midwest Stock Exchange.

     Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H), a recently-acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly-held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President - Agricultures, Vice President, General Counsel and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the Boards of Directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly-held company headquartered in Maryland.

     Robert N. Tidball was appointed President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989 and a member of the Executive Committee of the Board of Directors of PLM International in September 1990. Mr. Tidball was elected President of PLM Railcar Management Services, Inc. in January 1986. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, Inc., he was Vice President, a General Manager and a Director of North American Car Corporation, and a Director of the American Railcar Institute and the Railway Supply Association.

     J. Michael Allgood was appointed Vice President and Chief Financial Officer of PLM International in October 1992. Between July 1991 and October 1992, Mr. Allgood was a consultant to various private and public sector companies and institutions specializing in financial operational systems development. In October 1987, Mr. Allgood co-founded Electra Aviation Limited and its holding company, Aviation Holdings Plc of London where he served as Chief Financial Officer until July 1991. Between June 1981 and October 1987, Mr. Allgood served as a First Vice President with American Express Bank, Ltd. In February 1978, Mr. Allgood founded and until June 1981, served as a director of Trade Projects International/Philadelphia Overseas Finance Company, a joint venture with Philadelphia National Bank. From March 1975 to February 1978, Mr. Allgood served in various capacities with Citibank, N.A.

     Stephen M. Bess was appointed President of PLM Securities, Inc. in June 1996 and President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc., beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corp., a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

     David J. Davis was appointed Vice President and Controller of PLM International in January 1994. From March 1993 through January 1994, Mr. Davis was engaged as a consultant for various firms, including PLM. Prior to that Mr. Davis was Chief Financial Officer of LB Credit Corporation in San Francisco from July 1991 to March 1993. From April 1989 to May 1991, Mr. Davis was Vice President and Controller for ITEL Containers International Corporation which was located in San Francisco. Between May 1978 and April 1989, Mr. Davis held various positions with Transamerica Leasing Inc., in New York, including that of Assistant Controller for their rail leasing division.

     Frank Diodati was appointed President of PLM Railcar Management Services Canada Limited in 1986. Previously, Mr. Diodati was Manager of Marketing and Sales for G.E. Railcar Services Canada Limited.

     Steven O. Layne was appointed Vice President, PLM Transportation Equipment Corporation's Air Group in November 1992, and was appointed Vice President and Director of PLM Worldwide Management Services, Ltd. in September 1995. Mr. Layne was PLM Transportation Equipment Corporation's Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was the Director, Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a Major in the United States Air Force Reserves and senior pilot with 13 years of accumulated service.

     Stephen Peary became Vice President, Secretary, and General Counsel of PLM International in February 1988 and Senior Vice President in March 1994. Mr. Peary was Assistant General Counsel of PLM Financial Services, Inc. from August 1987 through January 1988. Previously, Mr. Peary was engaged in the private practice of law in San Francisco. Mr. Peary is a graduate of the University of Illinois, Georgetown University Law Center, and Boston University (Masters of Taxation Program).

     Thomas L. Wilmore was appointed Vice President - Rail, PLM Transportation Equipment Corporation in March 1994 and has served as Vice President, Marketing for PLM Railcar Management Services, Inc. since May 1988. Prior to joining PLM, Mr. Wilmore was Assistant Vice President Regional Manager for MNC Leasing Corp. in Towson, Maryland from February 1987 to April 1988. From July 1985 to February 1987, he was President and Co-Owner of Guardian Industries Corp., Chicago, Illinois and between December 1980 and July 1985, Mr. Wilmore was an Executive Vice President for its subsidiary, G.I.C. Financial Services Corporation. Mr. Wilmore also served as Vice President of Sales for Gould Financial Services located in Rolling Meadows, Illinois from June 1978 to December 1980.

     The directors of the General Partner are elected for a one-year term or until their successors are elected and qualified. There are no family relationships between any director or any executive officer of the General Partner.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership has no directors, officers, or employees. The Partnership has no pension, profit-sharing, retirement, or similar benefit plan in effect as of December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners

         The General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership. At December 31, 1996, no investor was known by the General Partner to beneficially own more than 5% of the Units of the Partnership.

     (b) Security Ownership of Management

         Neither the General Partner and its affiliates nor any officer or director of the General Partner and its affiliates own any Units of the Partnership as of December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) Transactions with Management and Others

         During 1996, management fees to IMI were $0.9 million. The Partnership reimbursed FSI and its affiliates $0.6 million for administrative and data processing services performed on behalf of the Partnership in 1996. The Partnership paid or accrued acquisition and lease negotiation fees of $0.3 million in 1996. The Partnership paid Transportation Equipment Indemnity Company Ltd., (TEI) a wholly-owned, Bermuda-based subsidiary of PLM International $0.2 million for insurance coverages during 1996, which amounts were paid substantially to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

            During 1996, the Unconsolidated Special Purpose Entities paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees - $155,000; administrative and data processing services - $38,000; equipment acquisition fees - $181,000 and lease negotiation fees - $40,000. The Unconsolidated Special Purpose Entities also paid TEI $72,000 for insurance coverages during 1996.

     (b) Certain Business Relationships

         None.

     (c) Indebtedness of Management

         None.

     (d) Transactions With Promoters

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.   Financial Statements

              The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report.


     (b)    Reports on Form 8-K

              None.

     (c)      Exhibits

         4. Limited Partnership Agreement of Registrant, incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-27746) which became effective with the Securities and Exchange Commission on May 23, 1989.

     10.1 Management Agreement between Partnership and PLM Investment Management, Inc., incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-27746) which became effective with the Securities and Exchange Commission on May 23, 1989.

     10.2 Note Agreement, dated as of July 1, 1990, regarding $33,000,000 9.75% Senior Notes due July 1, 2000. Incorporated by reference to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1991.

     10.3 Note Agreement, dated as of August 21, 1992, regarding $6,000,000 variable rate line of credit due August 19, 1994.

     10.4 Second Amended and Restated Warehousing Credit Agreement, dated as of May 31, 1996 with First Union Bank of North Carolina.

     10.5 Amendment No. 1 to Second Amended and restated Warehousing Credit Agreement, dated as of November 5, 1996 with First Union National Bank of North Carolina.

     24.      Powers of Attorney.





                     (This space intentionally left blank.)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by duly authorized officers.


Date:  March 5, 1997                       PLM EQUIPMENT GROWTH FUND IV
                                           PARTNERSHIP

                                           By:      PLM Financial Services, Inc.
                                                    General Partner



                                           By:      /s/ Douglas P. Goodrich
                                                    --------------------------
                                                    Douglas P. Goodrich
                                                    President and Director



                                           By:      /s/ David J. Davis
                                                    --------------------------
                                                    David J. Davis
                                                    Vice President and
                                                    Controller



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                                     Capacity                 Date



*____________________
J. Alec Merriam                        Director - FSI         March 5, 1997


*____________________
Robert L. Pagel                        Director - FSI         March 5, 1997




* Stephen Peary, by signing his name hereto does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Stephen Peary
--------------------
Stephen Peary
Attorney-in-Fact

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS


                                  (Item 14(a))


                                                                        Page

Report of Independent Auditors                                            27

Balance sheets as of December 31, 1996 and 1995                           28

Statements of operations for the years ended December 31, 1996,
     1995 and 1994                                                        29

Statements of changes in partners' capital for the years
     ended December 31, 1996, 1995 and 1994                               30

Statements of cash flows for the years ended December 31, 1996, 1995 and 199431

Notes to financial statements                                          32-41


All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material, or because the information required is included in the financial statements and notes thereto.

                                          REPORT OF INDEPENDENT AUDITORS


The Partners
PLM Equipment Growth Fund IV

We have audited the accompanying balance sheets of PLM Equipment Growth Fund IV as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund IV as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


/S/ KPMG PEAT MARWICK LLP
--------------------------
SAN FRANCISCO, CALIFORNIA
February 28, 1997

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)

                                 BALANCE SHEETS
                                  December 31,
                (in thousands of dollars except per unit amounts)


                                     ASSETS
                                                                             1996                 1995
                                                                         ---------------------------------

   Equipment held for operating leases, at cost                          $   89,766           $  131,783
   Less accumulated depreciation                                            (50,784 )            (73,508 )
                                                                         ---------------------------------
                                                                             38,982               58,275
   Equipment held for sale                                                    5,524                   --
                                                                         ---------------------------------
       Net equipment                                                         44,506               58,275

   Cash and cash equivalents                                                  2,142                1,236
   Restricted cash                                                              552                  575
   Due from affiliates                                                          357                  332
   Accounts receivable, net of allowance for doubtful
     accounts of $2,329 in 1996 and $775 in 1995                              1,447                3,356
   Investments in unconsolidated special purpose entities                     9,616                7,380
   Notes receivable                                                              30                  325
   Lease negotiation fees to affiliate, net of accumulated
     amortization of $139 in 1996 and $1,882 in 1995                             86                  163
   Debt placement fees to affiliate, net of accumulated
     amortization of $275 in 1996 and $237 in 1995                              133                  171
   Prepaid expenses and other assets                                            140                  111
                                                                         ---------------------------------
       Total assets                                                      $   59,009           $   71,924
                                                                         =================================

                        LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

     Due to affiliates                                                   $      304           $      998
     Accounts payable and accrued expenses                                    1,027                  403
     Lessee deposits and reserve for repairs                                  2,967                2,673
     Security deposits                                                          552                  575
     Notes payable                                                           29,250               30,800
                                                                         ---------------------------------
       Total liabilities                                                     34,100               35,449

   Partners' capital:

     Limited Partners (8,628,420 Limited Partnership Units
       in 1996 and 8,643,770 in 1995)                                        24,909               36,475
     General Partner                                                             --                   --
                                                                         ---------------------------------
       Total partners' capital                                               24,909               36,475
                                                                         ---------------------------------
         Total liabilities and partners' capital                         $   59,009           $   71,924
                                                                         =================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                        For the years ended December 31,
                (in thousands of dollars except per unit amounts)



                                                                            1996            1995           1994
                                                                         -------------------------------------------
   Revenues:

     Lease revenue                                                       $  18,671       $  20,475      $  20,608
     Interest and other income                                                 270             405            423
     Net gain on disposition of equipment                                    3,179             530          3,336
                                                                         -------------------------------------------
       Total revenues                                                       22,120          21,410         24,367

   Expenses:

     Depreciation and amortization                                           9,791          12,561         14,175
     Management fees to affiliate                                              895           1,064          1,183
     Repairs and maintenance                                                 5,639           2,822          2,456
     Interest expense                                                        3,109           3,126          3,379
     Insurance expense to affiliate                                            180             256            521
     Other insurance expense                                                   622             552            636
     Repositioning expense                                                      --              --            689
     Marine equipment operating expenses                                     2,445           2,282          4,316
     General and administrative expenses
       to affiliates                                                           606             563            425
     Other general and administrative expenses                                 993             717            879
     Bad debt expense                                                        1,628             661             --
     Loss on revaluation of equipment                                           --             417            820
                                                                         -------------------------------------------
       Total expenses                                                       25,908          25,021         29,479

   Equity in net loss of unconsolidated special purpose entities              (331 )            --             --
                                                                         -------------------------------------------
       Net loss                                                          $  (4,119 )     $  (3,611 )    $  (5,112 )
                                                                         ===========================================

   Partners' share of net income (loss):

     Limited Partners                                                    $  (4,482 )     $  (3,930 )    $  (5,500 )
     General Partner                                                           363             319            388
                                                                         ===========================================
       Total                                                             $  (4,119 )     $  (3,611 )    $  (5,112 )
                                                                         ===========================================

   Net loss per weighted average Limited Partnership Unit
     (8,633,331, 8,647,516, and 8,665,650 Units)
      at December 31,1996, 1995, and 1994                                $   (0.52 )     $   (0.45 )    $   (0.63 )
                                                                         ===========================================

   Cash distributions                                                    $   7,271       $   6,443      $   7,523
                                                                         ===========================================

   Cash distribution per weighted average Limited Partnership Unit       $    0.80       $    0.71      $    0.82
                                                                         ===========================================

                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the years ended December 31, 1995, 1994, and 1993
                                 (in thousands)




                                                          Limited          General
                                                         Partners          Partner            Total
                                                        -----------------------------------------------

   Partners' capital at December 31, 1993               $  59,574          $   --          $  59,574

   Net income (loss)                                       (5,500 )           388             (5,112 )

   Cash distributions                                      (7,135 )          (388 )           (7,523 )

   Repurchase of Units                                       (163 )            --               (163 )
                                                        -----------------------------------------------

   Partners' capital at December 31, 1994                  46,776              --             46,776

   Net income (loss)                                       (3,930 )           319             (3,611 )

   Cash distributions                                      (6,124 )          (319 )           (6,443 )

   Repurchase of Units                                       (247 )            --               (247 )
                                                        -----------------------------------------------

   Partners' capital at December 31, 1995                  36,475              --             36,475

   Net income (loss)                                       (4,482 )           363             (4,119 )

   Cash distributions                                      (6,908 )          (363 )           (7,271 )

   Repurchase of Units                                       (176 )            --               (176 )
                                                        -----------------------------------------------

   Partners' capital at December 31, 1996               $  24,909          $   --          $  24,909
                                                        ===============================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,
                             (thousands of dollars)


                                                                             1996            1995            1994
                                                                         --------------------------------------------
   Operating activities:
     Net loss                                                            $   (4,119 )    $   (3,611 )    $   (5,112 )
     Adjustments to reconcile net loss
         to net cash provided by operating activities:
       Depreciation and amortization                                          9,791          12,561          14,175
       Net gain on disposition of equipment                                  (3,179 )          (530 )        (3,336 )
       Loss on revaluation of equipment                                          --             417             820
       Equity in net loss of unconsolidated special purpose
         entities                                                               331              --              --
       Changes in operating assets and liabilities:
         Restricted cash                                                         23              --              --
         Due from affiliates                                                    (25 )          (332 )            --
         Accounts and notes receivable, net                                   2,204          (1,009 )           402
         Prepaid expenses and other assets                                      (29 )           (21 )            43
         Due to affiliates                                                     (694 )          (103 )           448
         Accounts payable and accrued expenses                                  624             203          (1,416 )
         Lessee deposits and reserve for repairs                                279            (114 )           286
                                                                         --------------------------------------------
   Net cash provided by operating activities                                  5,206           7,461           6,310
                                                                         --------------------------------------------

   Investing activities:
     Purchase of equipment                                                   (5,542 )       (10,670 )       (12,935 )
     Equipment purchased for Unconsolidated Special
       Purpose Entity                                                        (4,247 )            --              --
     Payments of acquisition fees to affiliate                                 (247 )           (47 )          (649 )
     Payments of lease negotiation fees to affiliate                            (12 )           (11 )          (129 )
     Proceeds from disposition of equipment                                  13,065           6,239          14,591
     Distributions from unconsolidated special purpose entities               1,680              --              --
                                                                         --------------------------------------------
   Cash (used in) provided by  investing activities                           4,697          (4,489 )           878
                                                                         --------------------------------------------

   Financing activities:
     Repayment of notes payable                                              (1,550 )            --          (2,200 )
     Cash distributions paid to Limited Partners                             (6,908 )        (6,124 )        (7,135 )
     Cash distributions paid to General Partner                                (363 )          (319 )          (388 )
     Repurchase of Limited Partnership Units                                   (176 )          (247 )          (163 )
                                                                         --------------------------------------------
   Cash used in financing activities                                         (8,997 )        (6,690 )        (9,886 )
                                                                         --------------------------------------------

   Net (decrease) increase in cash and cash
       equivalents                                                              906          (3,718 )        (2,698 )

   Cash and cash equivalents at beginning of year (See Note 4)                1,236           5,629           8,327
                                                                         --------------------------------------------

   Cash and cash equivalents at end of year                              $    2,142      $    1,911      $    5,629
                                                                         ============================================

   Supplemental information:
   Interest paid                                                         $    3,159      $    3,003      $    3,379
                                                                         ============================================

                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

1.       Basis of Presentation

         Organization

         PLM Equipment Growth Fund IV, a California limited partnership (the Partnership), was formed on March 25, 1989. The Partnership engages primarily in the business of owning and leasing used transportation equipment. The Partnership offering became effective May 23, 1989. The Partnership commenced significant operations in September 1989. PLM Financial Services, Inc. (FSI) is the General Partner. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International).

              The Partnership will terminate on December 31, 2009, unless terminated earlier upon sale of all equipment or by certain other events. At the conclusion of the Partnership's sixth year of operations on December 31, 1996, the General Partner stopped reinvesting excess cash and will start distributing any funds remaining to the Partners. Beginning in the Partnership's ninth year of operations, the General Partner intends to begin an orderly liquidation of the Partnership's assets. The General Partner anticipates that the liquidation of the assets will be completed by the end of the Partnership's tenth year of operations.

              FSI manages the affairs of the Partnership. The net income (loss) and distributions of the Partnership are generally allocated 95% to the Limited Partners and 5% to the General Partner (see Net Income (Loss) and Distribution per Unit, below). The General Partner is entitled to a subordinated incentive fee equal to 7.5% of "Surplus Distributions" as defined in the Limited Partnership Agreement remaining after the Limited Partners have received a certain minimum rate of return.

              The General Partner has determined that it will not adopt a reinvestment plan for the Partnership. The Partnership may be obligated to redeem up to 2% of the outstanding Units each year subject to the General Partner's right to terminate the Plan at any time. The purchase price to be offered by the Partnership for the outstanding Units will be equal to 110% of the unrecovered principal attributable to the Units. The unrecovered principal for any Unit will be equal to the excess of (i) the capital contribution attributable to the Unit over
         (ii) the distributions from any source paid with respect to the Units. In the twelve months ended December 31, 1996, the Partnership has repurchased 15,350 units at a total repurchase price of $0.2 million. As of December 31, 1996, the Partnership had repurchased a cumulative total of 121,580 units at a cost of $1.6 million.

              These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Operations

         The equipment of the Partnership is managed, under a continuing management agreement by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, syndicates investor programs, sells equipment to investor programs and third parties, manages pools of transportation equipment under agreements with the investor programs, and is a General Partner of other Limited Partnerships.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

1.       Basis of Presentation  (continued)

         Accounting for Leases

         The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease.

         Depreciation and Amortization

         Depreciation of equipment held for operating leases is computed on the 200% declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars, 12, 8, 6 and 5 years for aircraft, and 12 years for all other types of equipment. The depreciation method changes to straight line when annual depreciation expense using the straight line method exceeds that calculated by the 200% declining balance method. Acquisition fees have been capitalized as part of the cost of the equipment. Lease negotiation fees are amortized over the initial equipment lease term. Debt issuance costs and debt placement fees are amortized over the term of the loan for which they were paid. Organization costs are amortized over a 60-month period. Major expenditures which are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized.

         Transportation Equipment

         In March 1995, the Financial Accounting Standards Board (FASB) issued statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the Partnership reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded.

              Equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or estimated fair value less costs to sell and is subject to a pending contract for sale.

         Investments in Unconsolidated Special Purpose Entities

         The Partnership has interests in unconsolidated special purpose which own transportation equipment. These interests are accounted using the equity method.

              The Partnership's investment in unconsolidated special purpose entities includes acquisition and lease negotiation fees paid by the Partnership to TEC. The Partnership's equity interest in net income of unconsolidated special purpose entities is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

1.       Basis of Presentation  (continued)

         Repairs and Maintenance

         Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee, they are charged against operations as incurred. Estimated costs associated with marine vessel drydockings are accrued and charged to income ratably over the period prior to such drydocking. The reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs.

         Net Income (Loss) and Distribution per Depositary Unit

         The net income (loss) and distributions of the Partnership are generally allocated 95% to the Limited Partners and 5% to the General Partner. Gross income in each year is specially allocated to the General Partner to the extent, if any, necessary to cause the capital account balance of the General Partner to be zero as of the close of such year. The Limited Partners' net income (loss) and distributions are allocated among the Limited Partners based on the number of Units owned by each Limited Partner and on the number of days of the year each Limited Partner is in the Partnership. The Partnership computes net income (loss) per Unit beginning in the first full year after closing of the offering.

              Cash distributions are recorded when paid. Cash distributions of $1,693,000, $1,695,000, and $1,298,000 were declared on December 31,
         1996,  1995,  and 1994 and paid on February 15, 1997,  1996,  and 1995, respectively, to the unitholders of record as of December 31, 1996, 1995, and 1994, respectively. Cash distributions to investors in excess of net income are considered to represent a return of capital. Cash distributions to Limited Partners of $6,908,000, $6,124,000, and $7,135,000 in 1996, 1995, and 1994, respectively, were deemed to be a return of capital.

         Cash and Cash Equivalents

         The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. Lessee security deposits held by the Partnership are considered restricted cash.

         Reclassifications

         Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.

2.       General Partner and Transactions with Affiliates

         FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the Unconsolidated Special Purpose Entities (USPE) equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) 5% of the Gross Lease Revenues attributable to equipment which is subject to operating leases, (B) 2% of the Gross Lease Revenues attributable to Equipment which is subject to full payout net leases, and (C) 7% of the Gross Lease Revenues attributable to Equipment, if any, which is subject to per diem leasing arrangements and thus is operated by the Partnership. Partnership management fees of $0.3 million and $1.0 million were payable at December 31, 1996 and 1995, respectively. The Partnership's proportional share of the USPE's management fees of $8,000, and $0 were payable as of December 31, 1996 and 1995, respectively. The Partnership's proportional share of the USPE's management fees expenses during 1996 was $155,000. An affiliate of the

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

2.       General Partner and Transactions with Affiliates (continued)

         General Partner is reimbursed for administrative and data processing services directly attributable to the Partnership, which were $0.6 million, $0.6 million and $0.4 million during 1996, 1995, and 1994, respectively. The Partnership's proportional share of the USPE's administrative and data processing expenses was $38,000 during 1996. Debt placement fees are paid to the General Partner in an amount equal to 1% of the Partnership's long-term borrowings, less any costs paid to unaffiliated parties related to obtaining the borrowing. Transportation Equipment Corporation (TEC), a wholly-owned subsidiary of FSI receives a fee for arranging the acquisition of equipment and negotiating the initial lease of the equipment. The Partnership and USPE's paid or acrrued lease negotiation and equipment acquisition fees of $0.5 million, $0.2 million, and $0.8 million to TEC and WMS in 1996, 1995, and 1994, respectively. WMS is a wholly-owned subsidiary of PLM International.

              The Partnership paid $0.2 million, $0.3 million and $0.5 million in 1996, 1995, and 1994, respectively, to Transportation Equipment Indemnity Company, Ltd. (TEI) which provides marine insurance coverage and other insurance brokerage services. The Partnership's proportional share of USPE's marine insurance coverage paid to TEI was $72,000 during 1996. TEI is an affiliate of the General Partner. A substantial portion of this amount was paid to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

              The   Partnership   has  an  interest  in  certain   equipment  in
         conjunction with affiliated partnerships which is included in investment in Unconsolidated Special Purpose Entities. In 1996, this equipment included an interest in a trust consisting of six Boeing 737-200A aircraft (16.67% owned), an interest in an entity owning a bulk carrier marine vessel (50% owned) and an interest in a trust consisting of two McDonnell Douglas DC-9-47 aircraft (35% owned).

              The balance in due from affiliates at December 31, 1996, includes a $0.4 million due from TEI for a settlement on an insurance claim for one of the Partnership's marine vessel which was sold in 1995. This settlement was received by TEI in December of 1996. The balance at December 31, 1995, includes $0.3 million due from affiliated investments in unconsolidated special purpose entities.

3.       Equipment

         The components of equipment at December 31, 1996 and 1995, are as follows (in thousands):

   Equipment held for operating leases:                    1996                1995
                                                        --------------------------------

     Rail equipment                                     $  14,867          $   14,907
     Marine containers                                     15,498              17,355
     Marine vessels                                         9,719              26,980
     Aircraft                                              42,734              51,111
     Mobile offshore drilling unit                             --              14,486
     Trailers                                               6,948               6,944
                                                        --------------------------------
                                                           89,766             131,783
   Less accumulated depreciation                          (50,784 )           (73,508 )
                                                        ------------------------------
                                                           38,982              58,275
   Equipment held for sale                                  5,524                  --
                                                        --------------------------------
   Net equipment                                        $  44,506          $   58,275
                                                        ================================


                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

3.       Equipment (continued)

              Revenues are earned by placing the equipment under operating leases which are billed monthly or quarterly. As of December 31, 1996, all of the Partnership's marine containers are leased to operators of utilization-type leasing pools which include equipment owned by unaffiliated parties. In such instances revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for other equipment are based on fixed rates.

              As of December 31, 1996, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 48 containers, an aircraft and three railcars which were off-lease. As of December 31, 1995, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 62 containers and one commuter aircraft which were off-lease.

              One commercial aircraft is on lease to Continental Airlines Inc. (Continental). Continental filed for protection under Chapter 11 of the U.S. Bankruptcy Code in December 1990. Unpaid past due rent payments totaling $1.4 million were converted into two promissory notes by the Bankruptcy Court with terms of 42 and 48 equal monthly installments, with interest accruing at the rate of 8.64% and 12% per annum. As of December 31, 1996 and 1995, $30,000 and $325,000, respectively, was outstanding on these promissory notes. Continental remains current on all payments due under the promissory notes.

              In 1995, the Partnership reduced the net book value of a commuter aircraft $0.4 million, to its estimated fair value less costs to sell. This aircraft was sold in the second quarter of 1995.

              During 1996, the Partnership sold or disposed of 283 marine containers, an aircraft, 2 railcars, 2 trailers and a mobile offshore drilling unit with an aggregate net book value of $9.9 million for proceeds of $13.1 million. During 1995, the Partnership sold or disposed of 357 marine containers, 2 aircraft and 121 trailers with an aggregate net book value of $5.7 million for proceeds of $6.2 million.

              Periodically, PLM International Inc., (PLM) will purchase groups of assets whose ownership may be allocated among affiliated partnerships and the Company. Generally in these cases, only assets that are on lease will be purchased by the affiliated partnerships. The Company will generally assume the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price will be determined by a combination of third party industry sources, and recent transactions or published fair market value references. During 1996, the Company realized $0.7 million of gains on the sale of 69 off-lease railcars purchased by the Company as part of a group of assets in 1994 which had been allocated to PLM Equipment Growth Funds IV, VI, VII, Professional Lease Management Income Fund I, L.L.C. and the Company. These assets were included in assets held for sale at December 31, 1995. During 1995, the Company realized $1.3 million in gains on sales of railcars and aircraft purchased by the Company in 1994 and 1995 as part of a group of assets which had been allocated to EGFs IV, V, VI, VII, Fund I, and the Company.

              The  Partnership  owns  certain  equipment  which  is  leased  and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

         All leases are being accounted for as operating leases. Future minimum rentals receivable under noncancelable leases at December 31, 1996, during each of the next five years are approximately $8.5 million - 1997; $6.6 million - 1998; $4.8 million - 1999; $2.8 million - 2000;

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

3.       Equipment (continued)

         and $1.8 million - 2001 and thereafter. Contingent rentals based upon utilization were approximately $1.0 million, $3.9 million, and $2.2 million in 1996, 1995, and 1994, respectively.

                  The Partnership leases its aircraft, railcars and trailers to lessees domiciled in eight geographic regions: Canada, United States, Gulf of Mexico, South Asia, South America, Europe Australia, and Mexico. Marine vessels and marine containers are leased to multiple lessees in different regions who operate the marine vessels and marine containers worldwide. For the year ended December 31, 1996, the Partnership accounts for proportional interest in equipment using the equity method. The geographic information is grouped by domicile of the lessee as of and for the year ended December 31, 1996, 1995, and 1994 (in thousands):

                                             Investments in
                                            Unconsolidated                         Owned
                                            Special Purpose
                                                Entities
                                          ---------------------------------------------------------------------
                                                  1996               1996            1995             1994
                                          ---------------------------------------------------------------------
               Revenues:
               Various                       $   1,699            $   7,827       $   9,077       $   10,914
               Canada                            1,083                2,042           1,820            1,555
               United States                       --                 5,307           4,819            2,239
               Gulf of Mexico                      --                   164             259              393
               South Asia                          --                 2,221           2,769            2,723
               South America                                          1,110           1,110              511
               Europe                              --                    --             621            2,273
                                          =====================================================================
               Total revenues                $   2,782            $  18,671       $  20,475       $   20,608
                                          =====================================================================

         The  following  table  sets  forth   identifiable   net  income  (loss)
         information by equipment type by region for the year ended December 31, 1996, 1995, and 1994 (in thousands):

                                           Investments in
                                          Unconsolidated                            Owned
                                          Special Purpose
                                              Entities
                                        --------------------------------------------------------------------
                                                1996                1996             1995           1994
                                        --------------------------------------------------------------------
      Income (loss):
      Various                             $     (16)             $     356       $      (65)     $    521
      Canada                                   (313)                   309              721         1,201
      United States                                                    832            1,617          (320 )
      Gulf of Mexico                             --                  2,327             (967)         (211 )
      South Asia                                 --                 (2,938 )            782           442
      South America                              --                    328              218        (1,652 )
      Europe                                     --                 (1,676 )         (1,152)         (579 )
      Australia                                  --                    555               --            --
      Mexico                                    (2)                     --               --            --
                                        --------------------------------------------------------------------
      Total identifiable net income            (331)                    93            1,154          (598 )
        Administrative and other                 --                 (3,881 )         (4,765)       (4,514 )
                                        ====================================================================
      Total net income                    $    (331)             $  (3,788)      $   (3,611)     $ (5,112 )
                                        ====================================================================

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

3.       Equipment (continued)

         The net book value of owned assets at December 31, 1996, 1995, and 1994, and the net investment in the unconsolidated special purpose entities at December 31, 1996 and 1995, are as follows (in thousands):

                               Investment in Unconsolidated
                                 Special Purpose Entities                         Owned
                             -----------------------------------------------------------------------------
                                  1996               1995             1996            1995       1994
                             -----------------------------------------------------------------------------
        Net book value:
        Various                  $   3,165      $       3,458      $   7,523       $  16,364   $  25,054
        Canada                       2,575              3,922          8,145           3,593       3,441
        United States                                      --         12,168          14,613      13,894
        Gulf of Mexico                  --                 --             --           5,835       7,001
        South Asia                      --                 --          7,273           8,826      10,592
        South America                   --                 --          3,873           4,581       5,392
        Europe                          --                 --             --           4,463       8,491
        Mexico                       3,876                 --             --              --          --
                             -----------------------------------------------------------------------------
        Total Equipment          $   9,616      $       7,380      $  38,982       $  58,275   $  73,865
                             =============================================================================

              There were no lessees that accounted for 10% or more of total revenues for 1996 and 1995. Lessees accounting for 10% or more of total revenues during 1994 was M.T. Maritime (17% in 1994).

4.       Investments in Unconsolidated Special Purpose Entities

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

              The principle differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the statement of operations. Under the previous method, the Partnership's income statement reflected its proportionate share of each individual item of revenue and expense. Under the equity method of accounting, the Partnership's proportionate share is presented as a single net amount, equity in net income (loss) of unconsolidated special purpose entities. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation. The beginning cash and cash equivalents for 1996 is different from the ending cash and cash equivalents for 1995 on statements of cash flows due to the reclassification.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

4.       Investments in Unconsolidated Special Purpose Entities (continued)

         The net investments in unconsolidated  special purpose entities include
         the  following   jointly-owned   equipment   (and  related  assets  and
         liabilities) (in thousands):


                                                                                  December        December
                                                                                     31,             31,
                                                                                   1996            1995
                                                                               --------------------------------

        50% interest in an entity owning a Bulk Carrier                          $ 3,165         $ 3,458
        14% interest in a Trust owning seven commercial aircraft (see
           note below)                                                                --           3,922
        17% interest in a Trust owning six commercial aircraft (see note
           below)                                                                  2,575              --
        35% interest in two commercial aircraft on a direct finance
          lease                                                                    3,876              --
                                                                               --------------------------------
        Net investments                                                          $ 9,616         $ 7,380
                                                                               ================================

         The Partnership has a beneficial interest in one unconsolidated special purpose entity that owns multiple aircraft (the Trusts). This Trust contains provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners. During September 1996, PLM Equipment Growth Fund V, an affiliated partnership which also has a beneficial interest in the Trust, renegotiated its senior loan agreement and was required, for loan collateral purposes, to withdraw the aircraft designated to it from the Trust. The result was to restate the percentage ownership of the remaining beneficial owners of the Trust beginning September 30, 1996. This change has no effect on the income or loss recognized in the period ended December 31, 1996.

         The following summarizes the financial information for the special purpose entities and the Company's interests therein as of and for the year ended December 31, 1996 (in thousands):

                                                         Net Interest
                                        Total Numbers   of Partnership
                                     -------------------------------------

    Net Assets                                $33,250            $9,616
    Revenues                                   10,623             2,782
    Net Income                                 (2,350 )            (331 )


5.       Notes Payable

         On July 1, 1990, the Partnership entered into an agreement to issue notes totaling $33.0 million to two institutional investors. The notes accrue interest at a rate equal to 9.75% per annum and mature July 1, 2000. Interest on the notes is payable monthly. Principal is payable in annual installments of $8.2 million on July 1 of 1997, 1998, 1999, and a final payment of $6.2 million on July 1, 2000. The agreement requires the Partnership to maintain certain financial covenants related to fixed charge coverage and limits additional borrowings.

              The General Partner's estimates, based on recent transactions, that the fair value of the $29.3 million notes is $33.6 million.

              The loan agreements require the Partnership to maintain certain minimum net worth ratios based on 33 1/3% of the fair market value of equipment plus cash and cash equivalents. Current economic conditions coupled with the increasing age of the Partnership's equipment, have resulted in decreased market values for the Partnership's equipment and has required an

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

5.       Notes Payable (continued)

         optional prepayment to be made in order to remain in compliance with the loan covenants. As a result, in 1996, the Partnership paid $1.6 million in principal and $0.2 million in prepayment fees to remain in compliance with the net worth ratio contained in the note agreement. During 1995, the Partnership was in compliance with the applicable lender's covenants.

              The General  Partner has entered  into a joint $50 million  credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund VI, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII Professional Lease Management Income fund I ("Fund I"), all affiliated investment programs, and TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, American Finance Group, Inc. ("AFG"), a subsidiary of PLM International, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by an affiliate plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated in October 1996 to expire on October 31, 1997 and increase the available borrowings for AFG to $50 million. The Partnership, TECAI, Fund I and the other partnerships may borrow up to $35 million of the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, AFG or PLM Equipment Growth Funds IV through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than October 31, 1997. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of December 31, 1996, PLM Equipment Growth Fund V had borrowings of $2.5 million, PLM Equipment Growth Fund VI had $1.3 million, PLM Equipment Growth Fund VII had $2.0 million, AFG had $26.9 million, and TECAI had $4.1 million in outstanding borrowings. Neither PLM Equipment Growth Fund IV nor Fund I had any outstanding borrowings. Due to the loan covenants of the senior debt, the Partnership cannot access this line of credit at this time.

6.       Income Taxes

         The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the accounts of the Partnership.

              As of December 31, 1996, there were temporary differences of $7.1 million between the financial statement carrying values of certain assets and liabilities and the federal income tax basis of such assets and liabilities, primarily due to differences in depreciation methods and equipment reserves.

7.       Subsequent Events

         In January 1997, the Partnership sold a product tanker marine vessel with a net book value of $4.5 million for proceeds of $6.9 million. This marine vessel was classified as equipment held for sale as December 31, 1996.

              PLM International,  Inc. along with PLM Financial  Services,  Inc.
         (FSI), PLM Investment Management, Inc. (IMI), PLM Transportation Equipment Corporation (TEC), and PLM Securities Corp. (PLM Securities), and collectively with PLMI, FSI, IMI, TEC and PLM Securities, (the "PLM Entities"), were named as defendants in a class action lawsuit filed in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251. The PLM Entities received service of the complaint on February 10, 1997, and pursuant to an extension of time granted by plaintiffs

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

7.       Subsequent Events (continued)

         attorneys,   have  sixty  days  to  respond  to  the   complaint.   PLM
         International, Inc. is currently reviewing the substance of the allegations with its counsel, and believes the allegations to be completely without merit and intends to defend this matter vigorously.

              The plaintiffs, who filed the compliant on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships (the Growth Funds) sponsored by PLM Securities, for which FSI acts as the general partner, including PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth and Income Fund VII. The complaint purports eight causes of action against all defendants as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action for breach of third party beneficiary contracts against and /in violation of the National Association of Securities Dealers rules of fair practice by PLM Securities alone.

              Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, general partner, and control persons. Based on these duties, plaintiffs assert liability against the PLM Entities for improper sales and marketing practices, mismanagement of the Growth Funds, and concealing such mismanagement from investors in the Growth Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

                          PLM EQUIPMENT GROWTH FUND IV

                                INDEX OF EXHIBITS



  Exhibit                                                                Page

    4.     Limited Partnership Agreement of Registrant                     *

   10.1    Management Agreement between Registrant and
           PLM Investment Management, Inc.                                 *

   10.2 Note Agreement, dated as of July 1, 1990, regarding $33,000,000 9.75% Senior Notes due
           July 1, 2000.

   10.3    Note  Agreement,  dated as of August 21, 1992,  regarding
           $6,000,000 variable rate line of credit due August 19, 1994.    *

   10.4    Second Amended and Restated Warehousing Credit Agreement,
           dated as of May 31, 1996, with First Union National Bank
           of North Carolina.                                              *

   10.4    Amendment  No. 1 to Second  Amended and Restated
           Warehousing  Credit Agreement,  dated as of November  5,
           1996 with First  Union  National Bank of North Carolina.        *

   24.     Powers of Attorney.                                         43-44



* Incorporated by reference. See page 24 of this report.