Form 10-Q
period 1997-03-31
PLM EQUIPMENT GROWTH FUND IV
filed 1997-05-13
CIK 847517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1997.

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)

                                 BALANCE SHEETS
                       (in thousands, except unit amounts)



                                     ASSETS

                                                                                   March 31,          December 31,
                                                                                      1997               1996
                                                                                  ---------------------------------
    Equipment held for operating leases, at cost                                   $   89,595         $   89,766
    Less accumulated depreciation                                                     (52,438 )          (50,784 )
                                                                                   --------------------------------
                                                                                       37,157             38,982
    Equipment held for sale                                                                --              5,524
                                                                                   --------------------------------
      Net equipment                                                                    37,157             44,506

    Cash and cash equivalents                                                           8,491              2,142
    Restricted cash                                                                       552                552
    Due from affiliates                                                                   357                357
    Investments in unconsolidated special purpose entities                              9,373              9,616
    Accounts and notes receivable, net of allowance for doubtful
       accounts of $2,061 in 1997 and $2,329 in 1996                                    1,755              1,477
    Deferred charges, net of accumulated
      amortization of $409 in 1997 and $414 in 1996                                       195                219
    Prepaid expenses and other assets                                                      67                140
                                                                                   --------------------------------

        Total assets                                                               $   57,947         $   59,009
                                                                                   ================================

                        LIABILITIES AND PARTNERS' CAPITAL

    Liabilities:

    Accounts payable and accrued expenses                                          $      748         $    1,027
    Due to affiliates                                                                     148                304
    Lessee deposits and reserve for repairs                                             2,787              3,519
    Notes payable                                                                      29,250             29,250
                                                                                   --------------------------------
        Total liabilities                                                              32,933             34,100

    Partners' capital:

    Limited partners (8,628,420 limited
      partnership units at March 31, 1997
      and at December 31, 1996)                                                        25,014             24,909
    General Partner                                                                        --                 --
                                                                                   --------------------------------
        Total partners' capital                                                        25,014             24,909
                                                                                   --------------------------------

        Total liabilities and partners' capital                                    $   57,947         $   59,009
                                                                                   ================================


                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                     (in thousands, except per unit amounts)



                                                                  For the Three Months Ended
                                                                         March 31,
                                                                   1997              1996
                                                               -------------------------------
   Revenues:
     Lease revenue                                              $   3,385          $  4,556
     Interest and other income                                        100                31
     Net gain on disposition of equipment                           2,340                 9
                                                                ------------------------------
         Total revenues                                             5,825             4,596

   Expenses:
     Depreciation and amortization                                  1,782             2,405
     Management fees to affiliate                                     184               206
     Repairs and maintenance                                          248             1,288
     Interest expense                                                 713               751
     Insurance expense to affiliates                                   67                47
     Other insurance expense                                          129               161
     Marine equipment operating expenses                              308               554
     General and administrative expenses
       to affiliates                                                  235               122
     Other general and administrative
       expense                                                        392               208
     (Recovery of) provision for bad debt expense                    (266 )             909
                                                                ------------------------------
         Total expenses                                             3,792             6,651

   Equity in net loss of unconsolidated
       special purpose entities                                      (111 )            (147 )
                                                                ------------------------------

   Net income (loss)                                            $   1,922          $ (2,202 )
                                                                ==============================

   Partners' share of net income (loss):
     Limited partners                                           $   1,831          $ (2,293 )
     General Partner                                                   91                91
                                                                ------------------------------

         Total                                                  $   1,922          $ (2,202 )
                                                                ==============================

   Net income (loss) per weighted  average limited
     partnership  unit (8,628,420
     units at March 31, 1997
     and 8,642,413 units at March 31, 1996)                     $    0.21          $  (0.27 )
                                                                ==============================

   Cash distributions                                           $   1,817          $  1,818
                                                                ==============================

   Cash distributions per weighted average limited
     partnership unit                                           $    0.20          $   0.20
                                                                ==============================

                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               For the period from December 31, 1995 to March 31,
                                      1997
                                 (in thousands)



                                                                                  Limited            General
                                                                                 Partners            Partner               Total
                                                                                --------------------------------------------------

           Partners' capital at December 31, 1995                                $  36,475           $   --             $  36,475

           Net income (loss)                                                        (4,482 )            363                (4,119 )

           Cash distributions                                                       (6,908 )           (363 )              (7,271 )

           Repurchase of limited partnership units                                    (176 )             --                  (176 )
                                                                                 -------------------------------------------------

           Partners' capital at December 31, 1996                                   24,909               --                24,909

           Net income                                                                1,831               91                 1,922

           Cash distributions                                                       (1,726 )            (91 )              (1,817 )
                                                                                 --------------------------------------------------

           Partner's capital at March 31, 1997                                   $  25,014           $   --             $  25,014
                                                                                 ==================================================



                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                                   1997                 1996
                                                                                ----------------------------------

Operating activities:
  Net income (loss)                                                             $    1,922            $  (2,202 )
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                    1,782                2,405
    Net gain on disposition of equipment                                            (2,340 )                 (9 )
    Equity in net loss of unconsolidated special purpose entities                      111                  147
    Changes in operating assets and liabilities:
      Restricted cash                                                                   --                 (100 )
      Accounts and notes receivable, net                                              (278 )                861
      Prepaid expenses and other assets                                                 73                  136
      Due to affiliates                                                               (156 )               (192 )
      Accounts payable and accrued expenses                                           (279 )                244
      Lessee deposits and reserve for repairs                                         (737 )               (119 )
      Write-off of unused drydock accrual                                              990                   --
                                                                                ----------------------------------
                                                                                ----------------------------------
Net cash provided by operating activities                                            1,088                1,171
                                                                                ----------------------------------

Investing activities:
  Payments of capital improvements                                                      (1 )                 (7 )
  Distributions from unconsolidated special purpose entities                           132                  238
  Proceeds from disposition of equipment                                             6,947                  204
                                                                                ----------------------------------
Net cash provided by investing activities                                            7,078                  435
                                                                                ----------------------------------

Financing activities:
  Repurchase of limited partnership units                                               --                  (60 )
  Cash distributions paid to Limited partners                                       (1,726 )             (1,727 )
  Cash distributions paid to General Partner                                           (91 )                (91 )
                                                                                ----------------------------------
Net cash used in financing activities                                               (1,817 )             (1,878 )
                                                                                ----------------------------------

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents                                 6,349                 (272 )

Cash and cash equivalents at beginning of period                                     2,142                1,236
                                                                                ----------------------------------

Cash and cash equivalents at end of period                                      $    8,491            $     964
                                                                                ==================================

Supplemental information:
  Interest paid                                                                 $      713            $     751
                                                                                ==================================


                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (FSI), the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund IV (the Partnership) as of March 31, 1997 and December 31, 1996, the statements of operations and cash flows for the three months ended March 31, 1997 and 1996, and the statement of changes in Partners' capital for the period from December 31, 1995 to March 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassification

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Cash Distribution

     Cash distributions are recorded when paid and totaled $1.8 million and $1.8 million for the three months ended March 31, 1997 and 1996. Cash distributions related to the first quarter results of $1.7 million will be paid during May 1997, depending on whether the individual unitholder elected to receive a monthly or quarterly distribution check. Cash distributions to unitholders in excess of net income are deemed to be a return of capital. Cash distributions to limited partners of $0 and $1.7 million, respectively, for the three months ended March 31, 1997 and 1996, were deemed to be a return of capital.

4.   Investments in Unconsolidated Special Purpose Entities

     The net investments in unconsolidated special purpose entities (USPE) include the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                                               March 31        December 31,
                                                                                 1997              1996
                                                                           ------------------------------------

        50% interest in an entity owning a bulk carrier                       $  2,930          $  3,165
        17% interest in a trust owning six commercial aircraft                   2,401             2,575
        35% interest in two commercial aircraft on a direct finance
          lease                                                                  4,042             3,876
                                                                           ------------------------------------
        Net investments                                                       $  9,373          $  9,616
                                                                           ====================================

5.   General Partner and Transactions with Affiliates

     Partnership management fees of $0.1 million and $0.3 million were payable at March 31, 1997 and December 31, 1996, respectively. The Partnership's proportional share of the USPE management fees of $17,000 and $8,000 were payable as of March 31, 1997 and December 31, 1996, respectively. The Partnership's proportional share of the USPE management fees expenses for the quarter ended March 31, 1997 and 1996, respectively, was $20,000 and $33,000. An affiliate of the General Partner is reimbursed for administrative and data processing services directly attributable to the Partnership, which were $0.2 million and $0.1 million for the quarter

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

5.   General Partner and Transactions with Affiliates

     ended March 31, 1997 and 1996, respectively. The Partnership's proportional share of the USPE administrative and data processing expenses was $8,000 and $5,000 for the quarter ended March 31, 1997 and 1996, respectively.

         The Partnership paid $67,000 and $47,000 at March 31, 1997 and 1996, respectively, to Transportation Equipment Indemnity Company, Ltd. (TEI) which provides marine insurance coverage and other insurance brokerage services. The Partnership's proportional share of USPE marine insurance coverage paid to TEI was $31,000 and $18,000 at March 31, 1997 and 1996, respectively. TEI is an affiliate of the General Partner.

         The balance in due from affiliates at March 31, 1997 and December 31, 1996, includes a $0.4 million due from TEI for a settlement on an insurance claim for one of the Partnership's marine vessel which was sold in 1995. This settlement was received by TEI in December of 1996.

6.   Equipment

     Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or net realizable value and is subject to a pending contract for sale. Components of owned equipment are as follows (in thousands):

                                                         March 31,           December 31,
                                                           1997               1996
                                                       ---------------------------------
   Equipment held for operating leases:

   Rail equipment                                       $   14,868         $   14,867
   Marine containers                                        15,364             15,498
   Marine vessels                                            9,719              9,719
   Aircraft                                                 42,734             42,734
   Trailers                                                  6,910              6,948
                                                        --------------------------------
                                                            89,595             89,766
   Less accumulated depreciation                           (52,438 )          (50,784 )
                                                        --------------------------------
                                                            37,157             38,982
   Equipment held for sale                                      --              5,524
                                                        --------------------------------
   Net equipment                                        $   37,157         $   44,506
                                                        ================================

         Equipment held for sale at December 31, 1996, included a marine vessel which was sold in the first quarter of 1997.

         As of March 31, 1997, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for one aircraft, 23 railcars, and 85 marine containers. The net carrying value of equipment off-lease was $4.0 million at March 31, 1997. At December 31, 1996, one aircraft, three railcars, and 48 marine containers were off-lease with a net carrying value of $3.9 million.

         During the three months ended March 31, 1997, the Partnership sold or disposed of marine containers, trailers and a marine vessel with a net book value of $5.6 million and unused drydock reserves of $1.0 million, for proceeds of $6.9 million. During the three months ended March 31, 1996, the Partnership disposed of marine containers and a railcar with an aggregate net book value of $195,000 for aggregate proceeds of $204,000.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

7.   Contingencies

     As more fully described by the Partnership in its Form 10-K for the year ended December 31, 1996, PLM International, Inc. and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997, in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251. On February 3, 1997, the state court filed an Order conditionally certifying the class pursuant to the provisions of Rule 23 of the Alabama Rules of Civil Procedure (ARCP), as requested by plaintiffs in an ex parte motion filed on January 22, 1997. Defendants were not given notice of the motion, nor were they given an opportunity to be heard regarding the issue of conditional class certification. The Order specifies that the class shall consist of (with certain narrow exceptions) all purchasers of limited partnership units in the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth &
     Income Fund VII. In issuing the Order, the court emphasized that the certification is conditional in accordance with Rule 23(d) of the ARCP, and that the plaintiffs will bear the burden of proving each requisite element of Rule 23 at the time of the evidentiary hearing on the issue of class certification. To date, no such hearing date has been set. The defendants filed a Notice of Removal of the lawsuit from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) on March 6, 1997, arguing that the parties are fully diverse for the purposes of diversity jurisdiction pursuant to 28 U.S.C. Section 1441. The plaintiffs filed a motion to remand the class action to the state court and have responded to this motion. Defendants do not need to respond to the complaint until after the federal court decides the motion to remand. PLM International, Inc. believes the allegations to be completely without merit and intends to defend this matter vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Partnership's Operating Results for the Three Months Ended March 31, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the first quarter of 1997 when compared to the same quarter of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft                                                              $  1,119         $    533
   Marine vessels                                                             (94 )            435
   Trailers                                                                   405              445
   Rail equipment                                                             809              743
   Marine containers                                                          403              309
   Mobile offshore drilling unit                                               --               87


Aircraft: Aircraft lease revenues and direct expenses were $1.1 million and $0.0 million, respectively, for the first quarter of 1997, compared to $1.3 million and $0.8 million, respectively, during the same quarter of 1996. The decrease in lease revenue was due to the off-lease status of an aircraft in the first quarter in 1997 when compared to the same quarter in 1996, when it was on-lease for the entire quarter. The decrease was offset, in part, by the purchase of a Dash 8-300 aircraft at the end of the second quarter of 1996, which was on-lease for the entire first quarter in 1997. Direct expenses decreased due to the overhaul of four engines on an aircraft in the first quarter of 1996 that was not required in 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $0.4 million and $0.5 million respectively, for the first quarter of 1997, compared to $1.4 million and $1.0 million, respectively, during the same quarter of 1996. Marine vessel contribution decreased due to the sale of a marine vessel in the beginning of 1997. In addition, lease revenue decreased in the first quarter of 1997 for the remaining marine vessel due to lower re-lease rates as a result of a softer bulk carrier vessel market.

Trailers: Trailer revenues and direct expenses were $0.5 million and $0.1 million, respectively, for the first quarter of 1997 and 1996. Trailer contributions remained the same due to the relative stability of the trailer fleet.

Rail equipment: Railcar lease revenues and direct expenses were $0.9 million and $0.1 million, respectively, for the first quarter of 1997, compared to $0.9 million and $0.2 million, respectively, during the same quarter of 1996. Although the railcar fleet remained relatively the same size for both quarters, the decrease in railcar contribution resulted from running repairs required on certain of the railcars in the fleet during the first quarter of 1996 which were not needed during the first quarter of 1997.

Marine containers: Marine container lease revenues and direct expenses were $0.4 million and $3,000, respectively, for the first quarter of 1997, compared to $0.3 million and $14,000, respectively, during the same quarter of 1996. Although the marine container fleet has been declining due to sales and dispositions, lease revenues increased due to a group of containers which earned higher revenues in the first quarter of 1997 as compared to the same period in 1996.

Mobile offshore drilling unit (rig): The rig was sold in the second quarter of 1996, resulting in the elimination of contribution in the first quarter. Revenues and expenses were $0.1 million and $0, respectively, in the first quarter of 1996.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.0 million for the quarter ended March 31, 1997, decreased from $4.6 million for the same period in 1996. The variances are explained as follows:

     (a) A $0.6 million decrease in depreciation and amortization expenses from 1996 levels reflecting the sale of certain assets during 1997 and 1996 and the 200% declining balance depreciation method.

     (b) The $1.2 million decrease in bad debt expenses is due to the following:
(1) A $0.6 million decrease in the reserve for a certain lessee resulting from the receipt of payments of unpaid invoices which were previously reserved for and the application of security deposits against uncollected outstanding receivable, (2) during 1996, $0.8 million of the uncollected outstanding receivables of a certain lessee that is no longer a lessee in this Partnership were reserved for; and (3) during 1997 an increase of $0.2 million in reserves were recorded reflecting the General Partner's evaluation of the collectibility of receivables due from certain lessees.

     (c) A $0.3 million increase in administrative expenses from 1996 levels resulting from additional legal fees needed to collect outstanding receivables due to the Partnership from aircraft lessees.

(C)  Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the first quarter of 1997, totaled $2.3 million which resulted from the sale or disposal of marine containers, trailers and a marine vessel with a net book value of $5.6 million and unused drydock reserves of $1.0 million, for proceeds of $6.9 million. For the first quarter of 1996, the $9,000 net gain on disposition of equipment resulted from the sale or disposal of marine containers and a railcar with an aggregate net book value of $195,000 for aggregate proceeds of $204,000.

(D)  Equity in Net Loss of Unconsolidated Special Purpose Entities

Net loss generated from the operation of jointly-owned assets accounted for under the equity method are as follows (in thousands).

                                                                            For the three months
                                                                               ended March 31,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft                                                              $    180          $   (66 )
   Marine vessel                                                             (291 )            (81 )


Aircraft: As of March 31, 1997, the Partnership owned a 35% interest in a trust owning two commercial aircraft on direct finance leases and a 17% interest in another trust which owns commercial aircraft. As of March 31, 1996, the Partnership owned a17% interest in a trust that owns commercial aircraft. Aircraft revenues and expenses were $0.4 million and $0.2 million, respectively, for the first quarter of 1997, compared to $0.3 million and $0.4 million, respectively, during the same quarter in 1996. The contribution for the investment in a trust owning commercial aircraft on an operating lease is significantly impacted by the depreciation charges which are greatest in the early years due to the use of the 200% declining balance method of depreciation. The Trust depreciates this aircraft investment over 6 years. The investment in the trust owning the aircraft on direct finance leases was acquired at the end of 1996 so it had no contribution in the first quarter of 1996.

Marine vessel: As of March 31, 1997 and 1996, the Partnership had a50% interest in an entity which owns a marine vessel. Marine vessel revenues and expenses were $0.2 million and $0.5 million, respectively, for the first quarter of 1997, compared to $0.4 million and $0.5 million, respectively, during the same quarter in 1996. Lease revenue decreased in the first quarter of 1997, due to lower re-lease rates as a result of a softer bulk carrier vessel market.

(E)  Net Income (Loss)

As a result of the foregoing, the Partnership's net income of $1.9 million for the first quarter of 1997, increased from net loss of $2.2 million during the same period in 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the first quarter of 1997 is not necessarily indicative of future periods. In the first quarter of 1997, the Partnership distributed $1.7 million to the limited partners, or $0.20 per weighted average depositary unit.

Financial Condition - Capital Resources and Liquidity

The Partnership has ended its reinvestment phase pursuant to its Partnership Agreement. Due to this, the Partnership is prohibited from borrowing funds through its short-term joint $50 million credit facility.

     For the three months ended March 31, 1997, the Partnership generated sufficient operating cash (net cash provided by operating activities plus distributions from the unconsolidated special purpose entity) to meet its operating obligations and maintain working capital reserves, but used undistributed available cash from prior periods of approximately $0.6 million to maintain the current level of distributions ($1.8 million) to the partners.

Outlook for the Future

Since the Partnership is in its holding or passive liquidation phase, the General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner anticipates that the liquidation of Partnership assets will be completed by the scheduled termination of the Partnership at the end of the year 2000.

     The Partnership intends to use cash flow from operations to satisfy its operating requirements, maintain working capital reserves, pay loan principal on debt, and pay cash distributions to the investors.

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

                                           PLM EQUIPMENT GROWTH FUND IV
                                           By:    PLM Financial Services, Inc.
                                                  General Partner



Date: May  13, 1997
                                           By:  /s/ David J. Davis
                                                -----------------------------
                                                David J. Davis
                                                Vice President and
                                                Corporate Controller