Form 10-Q
period 1997-06-30
PLM EQUIPMENT GROWTH FUND IV
filed 1997-08-08
CIK 847517

.

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------
                                   FORM 10-Q



         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal quarter ended June 30, 1997

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

                          PLM EQUIPMENT GROWTH FUND IV
                            (A Limited Partnership)
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                                    June 30,         December 31,
                                                                                     1997              1996

    Assets:


    Equipment held for operating lease, at cost                                    $  89,818         $   89,766
      Less accumulated depreciation                                                  (53,934 )          (50,784 )
                                                                                      35,884             38,982
    Equipment held for sale                                                                -              5,524
        Net equipment                                                                 35,884             44,506

    Cash and cash equivalents                                                          8,938              2,142
    Restricted cash                                                                      552                552
    Due from affiliates                                                                    -                357
    Investments in unconsolidated special-purpose entities                             9,286              9,616
    Accounts and notes receivable, net of allowance for doubtful
          accounts of $2,184 in 1997 and $2,329 in 1996                                1,834              1,477
    Deferred charges, net of accumulated amortization
          of $442 in 1997 and $414 in 1996                                               162                219
    Prepaid expenses and other assets                                                     30                140

    Total assets                                                                   $  56,686         $   59,009

    Liabilities and partners' capital:

    Liabilities:
    Accounts payable and accrued expenses                                          $     936         $    1,027
    Due to affiliates                                                                    413                304
    Lessee deposits and reserve for repairs                                            2,792              3,519
    Notes payable                                                                     29,250             29,250
        Total liabilities                                                             33,391             34,100

    Partners' capital:
    Limited partners (8,628,420 limited partnership units
          as of June 30, 1997 and December 31, 1996)                                  23,295             24,909
    General Partner                                                                        -                  -
        Total partners' capital                                                       23,295             24,909

    Total liabilities and partners' capital                                        $  56,686         $   59,009








                      See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                            (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
        (in thousands of dollars, except weighted-average unit amounts)




                                                                 For the Three Months           For the Six Months Ended
                                                                    Ended June 30,                      June 30,
                                                                 1997        1996                 1997         1996

Revenues:


   Lease revenue                                                $  3,423     $  5,242            $   6,808    $   9,798
   Interest and other income                                         617          100                  717          131
   Net gain on disposition of equipment                               14        2,626                2,354        2,635
       Total revenues                                              4,054        7,968                9,879       12,564

   Expenses:

   Depreciation and amortization                                   1,786        2,445                3,568        4,850
   Marine equipment operating expense                                 42          486                  350        1,040
   Repairs and maintenance                                           432        2,372                  680        3,660
   Interest expense                                                  713          750                1,426        1,501
   Insurance expense to affiliates                                   (18 )         54                   49           95
   Other insurance expense                                            67          127                  196          264
   Management fees to affiliate                                      184          214                  368          420
   General and administrative expenses
         to affiliates                                               122          164                  357          286
   Other general and administrative expenses                         493          218                  885          456
   Provision for (recovery of) bad debt expense                      122          599                 (144 )      1,508
       Total expenses                                              3,943        7,429                7,735       14,080

   Equity in net loss of unconsolidated special-
         purpose entities                                            (13 )       (123 )               (124 )       (270 )

   Net income (loss)                                            $     98     $    416            $   2,020    $  (1,786 )

   Partners' share of net income (loss):

   Limited partners                                             $      7     $    325            $   1,838    $  (1,968 )
   General Partner                                                    91           91                  182          182

   Total                                                        $     98     $    416            $   2,020    $  (1,786 )

   Net income (loss)  per weighted-average limited
         partnership unit (8,628,420 units and 8,638,241
         units as of June 30, 1997 and 1996, respectively)      $   0.00     $   0.04            $    0.21    $   (0.23 )

   Cash distributions                                           $  1,817     $  1,819            $   3,634    $   3,637

   Cash distributions per weighted-average limited
         partnership unit                                       $   0.20     $   0.20            $    0.40    $    0.40


                 See accompanying notes to financial statements

                          PLM EQUIPMENT GROWTH FUND IV
                            (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               For the period from December 31, 1995 to June 30, 1997
                           (in thousands of dollars)




                                                                                  Limited            General
                                                                                 Partners            Partner               Total

           Partners' capital as of December 31, 1995                             $  36,475           $    -             $  36,475

           Net (loss) income                                                        (4,482 )            363                (4,119 )

           Cash distributions                                                       (6,908 )           (363 )              (7,271 )

           Repurchase of limited partnership units                                    (176 )              -                  (176 )

           Partners' capital as of December 31, 1996                                24,909                -                24,909

           Net income                                                                1,838              182                 2,020

           Cash distributions                                                       (3,452 )           (182 )              (3,634 )

           Partner's capital as of June 30, 1997                                 $  23,295           $    -             $  23,295




























                      See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)



                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                                    1997                 1996
Operating activities:


Net income (loss)                                                               $    2,020            $  (1,786 )
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Net gain on disposition of equipment                                              (2,354 )             (2,635 )
  Depreciation and amortization                                                      3,568                4,850
  Equity in net loss of unconsolidated special-purpose entities                        124                  270
  Changes in operating assets and liabilities:
    Restricted cash                                                                      -                 (334 )
    Due from affiliates                                                                357                    -
    Accounts and notes receivable, net                                                (357 )                972
    Prepaid expenses and other assets                                                  110                  155
    Accounts payable and accrued expenses                                             (671 )              1,318
    Due to affiliates                                                                  109                  302
    Lessee deposits and reserve for repairs                                            256                  323
        Net cash provided by operating activities                                    3,162                3,435

Investing activities:

Purchase of equipment and payments for capitalized improvements                         (1 )             (5,530 )
Payments of acquisition fees to affiliates                                               -                 (247 )
Payments of lease negotiation fees to affiliates                                         -                  (12 )
Distributions from unconsolidated special-purpose entities                             206                   17
Proceeds from disposition of equipment                                               7,063                8,460
    Net cash provided by investing activities                                        7,268                2,688

Financing activities:

Repurchase of limited partnership units                                                  -                 (176 )
Cash distributions paid to limited partners                                         (3,452 )             (3,455 )
Cash distributions paid to General Partner                                            (182 )               (182 )
    Net cash used in financing activities                                           (3,634 )             (3,813 )

Net increase in cash and cash equivalents                                            6,796                2,310

Cash and cash equivalents at beginning of period                                     2,142                1,236

Cash and cash equivalents at end of period                                      $    8,938            $   3,546

Supplemental information:

Interest paid                                                                   $    1,426            $   1,501

                      See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund IV (the Partnership) as of June 30, 1997 and December 31, 1996, the statements of operations for the three and six months ended June 30, 1997 and 1996, the statements of changes in partners' capital for the period from December 31, 1995 to June 30, 1997, and the statements of cash flows for the six months ended June 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassifications

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Cash Distributions

     Cash distributions are recorded when paid and totaled $3.6 million and $3.6 million for the six months ended June 30, 1997 and 1996, respectively, and $1.8 million and $1.8 million for the three months ended June 30, 1997 and 1996, respectively. Cash distributions to unitholders in excess of net income are deemed to be a return of capital. Cash distributions to limited partners of $1.6 million and $3.5 million, respectively, for the six months ended June 30, 1997 and 1996, were deemed to be a return of capital. Cash distributions related to the results from the second quarter of 1997, of $1.2 million, were paid or are payable during July and August 1997, depending on whether the individual elected to receive a monthly or quarterly distribution check.

4.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in unconsolidated special-purpose entities (USPEs) included the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                                               June 30,        December 31,
                                                                                 1997              1996
        35% interest in two commercial aircraft on direct

            finance lease                                                     $  4,131          $  3,876
        50% interest in an entity owning a bulk carrier                          2,720             3,165
        17% interest in a trust owning six commercial aircraft                   2,435             2,575
          Net investments                                                     $  9,286          $  9,616

5.   Transactions with General Partner and Affiliates

     Partnership management fees of $0.3 million and $0.3 million were payable as of June 30, 1997 and December 31, 1996, respectively. The Partnership's proportional share of USPE management fees of $25,000 and $8,000 were payable as of June 30, 1997 and December 31, 1996, respectively.




                                              PLM EQUIPMENT GROWTH FUND IV
                                              (A Limited Partnership)
                                           NOTES TO FINANCIAL STATEMENTS
                                                   June 30, 1997

5.   Transactions with General Partner and Affiliates (continued)

     The  Partnership's  proportional  share of the affiliated  expenses incurred by the USPEs during 1997 and 1996 is listed in the following table (in thousands):

                                                        For the Three Months              For the Six Months
                                                            Ended June 30,                  Ended June 30,
                                                        1997           1996              1997            1996

     Management fees                                 $      22      $      69         $      42       $     102
     Insurance expense                                      19             13                50              31
     Data processing and administrative
        expenses                                             7              5                16              19

     Transportation Equipment Indemnity Company, Ltd. (TEI) provides marine insurance coverage for Partnership equipment and other insurance brokerage services. TEI is an affiliate of the General Partner.

     The balance due from affiliates as of December 31, 1996 included $0.4 million due from TEI for settlement of an insurance claim for one of the Partnership's marine vessels that was sold in 1995. This settlement was received by TEI in December 1996 and received by the Partnership in 1997.

6.   Equipment

     Components of owned equipment are as follows (in thousands):

                                                          June 30,           December 31,
                                                            1997                1996
   Equipment held for operating leases:


   Aircraft                                              $  43,314         $   42,734
   Marine containers                                        15,022             15,498
   Rail equipment                                           14,872             14,867
   Marine vessels                                            9,719              9,719
   Trailers                                                  6,891              6,948
                                                            89,818             89,766
   Less accumulated depreciation                           (53,934 )          (50,784 )
                                                            35,884             38,982
   Equipment held for sale                                       -              5,524
     Net equipment                                       $  35,884         $   44,506


     Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value less costs to sell and is subject to a pending contract of sale. Equipment held for sale as of December 31, 1996 included a marine vessel, which was sold in the first quarter of 1997.

                          PLM EQUIPMENT GROWTH FUND IV
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997

6.   Equipment (continued)

     As of June 30, 1997, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 1 aircraft, 3 railcars, and 109 marine containers. The net carrying value of off-lease equipment was $3.7 million as of June 30, 1997. As of December 31, 1996, 1 aircraft, 3 railcars, and 48 marine containers were off lease, with a net carrying value of $3.9 million.

     During the six months ended June 30, 1996, the Partnership acquired a Dash 8-300 aircraft for $5.5 million and paid acquisition and lease negotiation fees of $0.2 million to PLM Transportation Equipment Corporation, a wholly-owned subsidiary of the General Partner.

     During the six months ended June 30, 1997, the Partnership sold or disposed of marine containers, railcars, and a marine vessel with an aggregate net book value of $5.7 million and unused drydock reserves of $1.0 million, for aggregate proceeds of $7.1 million. During the six months ended June 30, 1996, the Partnership disposed of a mobile offshore drilling unit (rig), marine containers, and railcars with an aggregate net book value of $5.8 million, for aggregate proceeds of $8.4 million.

7.   Contingencies

     PLM International, Inc. and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). On February 3, 1997, the state court filed an order conditionally certifying the class pursuant to the provisions of Rule 23 of the Alabama Rules of Civil Procedure (ARCP), as requested by plaintiffs in an ex parte motion filed on January 22, 1997. Defendants were not given notice of the motion, nor were they given an opportunity to be heard regarding the issue of conditional class certification. The order specifies that the class shall consist of (with certain narrow exceptions) all purchasers of limited partnership units in the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth &
     Income Fund VII. In issuing the order, the court emphasized that the certification is conditional in accordance with Rule 23(d) of the ARCP, and that the plaintiffs will bear the burden of proving each requisite element of Rule 23 at the time of the evidentiary hearing on the issue of class certification. To date, no such hearing date has been set. The defendants filed a notice of removal of the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) on March 6, 1997, arguing that the parties are fully diverse for the purposes of diversity jurisdiction pursuant to 28 U.S.C. Section 1441. The plaintiffs filed a motion to remand the Koch action to the state court and defendants have responded to this motion. The federal court has not yet ruled on this motion, and defendants do not need to respond to the complaint until after such motion is decided. PLM International, Inc. believes that the allegations of the Koch action are completely without merit and intends to defend this matter vigorously.

     On June 5, 1997,PLM International, Inc. and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The named plaintiff has alleged the same facts and the same nine causes of action as is in the Koch action (as described in the Partnership's Form 10-K for the year ended December 31, 1996), plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, a claim for constructive fraud, a claim for unjust enrichment, a claim for violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code Section 3345. The plaintiff is an investor in PLM Equipment Growth Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships

                          PLM EQUIPMENT GROWTH FUND IV
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997

7.   Contingencies (continued)

     sponsored by PLM Securities, for which PLM Financial Services, Inc. acts as the general partner, including the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII.

     PLM International, Inc. and the other defendants removed the Romei action to the United States District Court for the Northern District of California (Case No. C-97-2450 SC) on June 30, 1997, based on the federal court's diversity jurisdiction. The defendants then filed a motion to compel arbitration of the plaintiffs' claims, based on an agreement to arbitrate contained in the PLM Equipment Growth Fund V limited partnership agreement, to which plaintiff is a party. A hearing on this motion to compel arbitration has been scheduled for August 22, 1997, although the district court may decide the motion without such argument. PLM International, Inc. believes that the allegations of the Romei action are completely without merit and intends to defend this matter vigorously.

8.   Subsequent Event

     In July 1997, the Partnership paid the first annual principal payment of $8.3 million of the outstanding notes payable.













                     (This space intentionally left blank.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended June 30, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, marine equipment operating, and asset-specific insurance expenses) on owned equipment increased during the second quarter of 1997 when compared to the same quarter of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                            For the Three Months
                                                                               Ended June 30,
                                                                            1997             1996

   Aircraft                                                              $  1,305         $   (198 )
   Marine vessels                                                             523            1,062
   Rail equipment                                                             443              406
   Trailers                                                                   389              423
   Marine containers                                                          268              464
   Mobile offshore drilling unit                                                -               45


Aircraft: Aircraft lease revenues and direct expenses were $1.1 million and $(0.2) million, respectively, for the second quarter of 1997, compared to $1.3 million and $1.5, respectively, during the same period in 1996. The decrease in lease revenues in the second quarter of 1997 was due to the off-lease status of an aircraft, compared to the same period in 1996 when the aircraft was on lease for the entire quarter. The decrease was offset, in part, by the purchase of a Dash 8-300 aircraft at the end of the second quarter of 1996, which was on lease for the entire second quarter in 1997. Direct expenses decreased due to costs incurred in the second quarter of 1996 for repairs on one of the Partnership's aircraft, which were not required in the same period of 1997. In addition, repair costs for this aircraft that were accrued in 1996 were lower than estimated. These accruals were reversed in 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $0.6 million and $0.1 million, respectively, for the second quarter of 1997, compared to $2.0 million and $1.0 million, respectively, during the same quarter of 1996. Marine vessel contribution decreased due to the sale of a marine vessel in January 1997. In addition, lease revenues decreased in the second quarter of 1997 for the remaining marine vessel due to lower re-lease rates as a result of a softer bulk carrier vessel market.

Rail equipment: Railcar lease revenues and direct expenses were $0.9 million and $0.5 million, respectively, for the second quarter of 1997 and 1996. Rail equipment contributions remained the same due to the relative stability of the railcar fleet.

Trailers: Trailer revenues and direct expenses were $0.5 million and $0.1 million, respectively, for the second quarter of 1997 and 1996. Trailer contributions remained the same due to the relative stability of the trailer fleet.

Marine containers: Marine container lease revenues and direct expenses were $0.3 million and $3,000, respectively, for the second quarter of 1997, compared to $0.5 million and $4,000, respectively, during the same quarter of 1996. Marine container contributions decreased due to sales and dispositions over the past twelve months and lower utilization in the second quarter of 1997, compared to the same period in 1996.

Mobile offshore drilling unit (rig): The rig was sold in the second quarter of 1996, resulting in the elimination of any contribution in the second quarter of 1997. Revenues and expenses were $46,000 and $0, respectively, in the second quarter of 1996.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.4 million for the quarter ended June 30, 1997 decreased from $4.4 million for the same period in 1996. The variances are explained as follows:

     (1) A $0.7 million decrease in depreciation and amortization expenses from 1996 levels reflects the sale of certain assets during 1997 and 1996 and the use of the double-declining balance depreciation method, which results in greater depreciation in the first years an asset is owned.

     (2) The $0.5 million decrease in bad debt expenses reflects the General Partner's evaluation of the collectibility of receivables due from certain lessees.

     (3) A $0.2 million increase in administrative expenses from 1996 levels resulted from additional legal fees needed to collect outstanding receivables due to the Partnership from aircraft lessees.

(C)  Interest and Other Income

Interest and other income increased $0.5 million in the second quarter of 1997, compared to the same period in 1996, for the following reasons:

     (1) The recognition in 1997 of $0.4 million in loss-of-hire and general claim insurance recovery relating to generator repairs of one marine vessel sold in 1994.

     (2) An increase of $0.1 million in interest income due to higher cash balances in the second quarter of 1997, compared to the same period in 1996.

(D)   Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the second quarter of 1997 totaled $14,000, and resulted from the sale or disposal of marine containers and trailers with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.1 million. For the second quarter of 1996, the $2.6 million net gain on disposition of equipment resulted from the sale or disposal of marine containers, a railcar, and a mobile offshore drilling unit with an aggregate net book value of $5.6 million, for aggregate proceeds of $8.2 million.

(E)   Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Equity in net income (loss) of unconsolidated special-purpose entities (USPEs) represents net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method (in thousands).

                                                                            For the Three Months
                                                                               Ended June 30,
                                                                            1997             1996

   Aircraft                                                              $    175            $ (74 )
   Marine vessels                                                            (188 )            (49 )

Aircraft: As of June 30, 1997, the Partnership owned a 35% interest in a trust that owns two commercial aircraft on direct finance lease and a 17% interest in another trust that owns six commercial aircraft. As of June 30, 1996, the Partnership owned a 17% interest in a trust that owns six commercial aircraft. Aircraft revenues and expenses were $0.4 million and $0.2 million, respectively, for the second quarter of 1997, compared to $0.3 million and $0.4 million, respectively, during the same quarter in 1996. The contribution for the investment in a trust owning commercial aircraft on an operating lease is significantly impacted by depreciation charges, which are greatest in the early years due to the use of the double-declining balance method of depreciation. The trust is depreciating this aircraft investment over a period of six years. The investment in the trust owning the aircraft on direct finance lease was acquired at the end of 1996; accordingly, there was no contribution in the second quarter of 1996.

Marine vessel: As of June 30, 1997, the Partnership had a 50% interest in an entity owning a marine vessel. Marine vessel revenues and expenses were $0.3 million and $0.5 million, respectively, for the second quarter of 1997, compared to $0.4 million and $0.5 million, respectively, during the same quarter in 1996. Lease revenues decreased in the second quarter of 1997 due to lower re-lease rates as a result of a softer bulk carrier vessel market.

(F)   Net Income

As a result of the foregoing, the Partnership's net income was $0.1 million for the second quarter of 1997, compared to a net income of $0.4 million during the same period of 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the second quarter of 1997 is not necessarily indicative of future periods. In the second quarter of 1997, the Partnership distributed $1.7 million to the limited partners, or $0.20 per weighted-average limited partership unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1997 and 1996

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, marine equipment operating, and asset-specific insurance expenses) on owned equipment increased during the six months ended June 30, 1997, compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                             For the Six Months
                                                                               Ended June 30,
                                                                            1997             1996

   Aircraft                                                              $  2,419         $    326
   Rail equipment                                                           1,250            1,149
   Trailers                                                                   776              861
   Marine containers                                                          669              773
   Marine vessels                                                             429            1,497
   Mobile offshore drilling unit                                                -              132

Aircraft: Aircraft lease revenues and direct expenses were $2.2 million and $(0.2) million, respectively, for the six months ended June 30, 1997, compared to $2.6 million and $2.3 million, respectively, during the same period of 1996. The decrease in lease revenues in the six months ended June 30, 1997 was due to the off-lease status of an aircraft, when compared to the same period in 1996 when the aircraft was on lease for the entire period. The decrease was offset, in part, by the purchase of a Dash 8-300 aircraft at the end of the second quarter of 1996, which was on lease for the six months ended June 30, 1997. Direct expenses decreased due to costs incurred for repairs on an aircraft and the overhaul of four engines on another aircraft in the six months ended June 30, 1996, which were not required in 1997. In addition, the repair costs for this aircraft that were accrued in 1996 were lower than estimated. These accruals were reversed in 1997.

Rail equipment: Railcar lease revenues and direct expenses were $1.8 million and $0.6 million, respectively, for the six months ended June 30, 1997, compared to $1.8 million and $0.7 million, respectively, during the same period of 1996. Although the railcar fleet remained relatively the same size for both periods, the increase in railcar contribution resulted from running repairs required on certain of the railcars in the fleet during 1996, which were not needed during 1997.

Trailers: Trailer lease revenues and direct expenses were $1.0 million and $0.2 million, respectively, for the six months ended June 30, 1997, compared to $1.1 million and $0.2 million, respectively, during the same period of 1996. Lease revenues decreased slightly in the six months ended June 30, 1997, compared to the same period in 1996, due to lower utilization in the PLM-affiliated short-term rental yards.

Marine containers: Marine container lease revenues and direct expenses were $0.7 million and $8,000, respectively, for the six months ended June 30, 1997, compared to $0.8 million and $17,000, respectively, during the same period of 1996. Marine container contributions decreased due to sales and dispositions over the past twelve months and lower utilization in the six months ended June 30, 1997, compared to the same period in 1996.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.0 million and $0.6 million, respectively, for the six months ended June 30, 1997, compared to $3.4 million and $1.9 million, respectively, during the same period of 1996. Marine vessel contributions decreased due to the sale of a marine vessel in January 1997. In addition, lease revenues decreased in the six months ended June 30, 1997 for the remaining marine vessel, due to lower re-lease rates as a result of a softer bulk carrier vessel market.

Mobile offshore drilling unit (rig): The rig was sold in the second quarter of 1996, resulting in the elimination of any contribution in the six months ended June 30, 1997. Revenues and expenses were $0.1 million and $0, respectively, in the six months ended June 30, 1996.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $6.5 million for the six months ended June 30, 1997 decreased from $9.0 million for the same period in 1996. The variances are explained as follows:

     (1) A $1.3 million decrease in depreciation and amortization expenses from 1996 levels reflects the sale of certain assets during 1997 and 1996 and the use of the double-declining balance depreciation method, which results in greater depreciation in the first years an asset is owned.

     (2) The $1.6 million decrease in bad debt expenses was due to the following: A $0.8 million decrease in the provision was due to the receipt of payments for unpaid invoices that were previously reserved, and a decrease of $0.8 million in bad debt expenses resulted from the General Partner reserving the uncollected outstanding receivables in 1996 for a certain lessee that encountered financial difficulties. No provision for this lessee was required in 1997.

     (3) A $0.1 million decrease in interest expense was due to a smaller principal balance in the six months ended June 30, 1997, compared to the same period in 1996. In November 1996, the Partnership paid down the outstanding debt by $1.6 million.

     (4) A $0.5 million increase in administrative expenses from 1996 levels resulted from additional legal fees needed to collect outstanding receivables due to the Partnership from aircraft lessees.

(C)   Interest and Other Income

Interest and other income increased $0.6 million in the six months ended June 30, 1997, compared to the same period in 1996, due to the following:

     (1) The recognition in 1997 of $0.4 million in loss-of-hire and general claim insurance recovery relating to generator repairs on one marine vessel sold in 1994.

     (2) An increase of $0.1 million in interest income due to higher cash balances compared to the same period in 1996.

(D)   Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the six months ended June 30, 1997 totaled $2.4 million, which resulted from the sale or disposal of marine containers, railcars, and a marine vessel, with an aggregate net book value of $5.7 million and unused drydock reserves of $1.0 million, for aggregate proceeds of $7.1 million. For the six months ended June 30, 1996, the $2.6 million net gain on disposition of equipment resulted from the sale or disposal of marine containers, railcars, and a mobile offshore drilling unit with an aggregate net book value of $5.8 million, for aggregate proceeds of $8.4 million.

(E)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Equity  in  net  income  (loss)  of  unconsolidated   special-purpose   entities
represents net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method (in thousands).

                                                                             For the Six Months
                                                                               Ended June 30,
                                                                            1997             1996

   Aircraft                                                              $    355          $  (139 )
   Marine vessels                                                            (479 )           (131 )

Aircraft: As of June 30, 1997, the Partnership owned a 35% interest in a trust that owns two commercial aircraft on direct finance lease and a 17% interest in another trust that owns six commercial aircraft. As of June 30, 1996, the Partnership owned a 17% interest in a trust that owns six commercial aircraft. Aircraft revenues and expenses were $0.9 million and $0.5 million, respectively, for the six months ended June 30, 1997, compared to $0.6 million and $0.7 million, respectively, during the same period of 1996. The contribution for the investment in a trust owning commercial aircraft on an operating lease is significantly impacted by depreciation charges, which are greatest in the early years due to the use of the double-declining balance method of depreciation. The trust is depreciating this aircraft investment over a period of six years. The investment in the trust owning the aircraft on direct finance lease was acquired in the latter part of 1996, and thus it had no contribution for the six months ended June 30, 1996.

Marine vessel: As of June 30, 1997, the Partnership had a 50% interest in an entity owning a marine vessel. Marine vessel revenues and expenses were $0.5 million and $1.0 million, respectively, for the six months ended June 30, 1997, compared to $0.8 million and $1.0 million, respectively, during the same period in 1996. Lease revenue decreased in the six months ended June 30, 1997 due to lower re-lease rates as a result of a softer bulk carrier vessel market.

(F)   Net Income (Loss)

As a result of the foregoing, the Partnership's net income was $2.0 million for the six months ended June 30, 1997, compared to a net loss of $1.8 million during the same period of 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the six months ended June 30, 1997 is not necessarily indicative of future periods. In the six months ended June 30, 1997, the Partnership distributed $3.5 million to the limited partners, or $0.40 per weighted-average limited partnership unit.

(II)     FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

The Partnership has ended its reinvestment phase pursuant to its limited partnership agreement. Due to this, the Partnership is prohibited from borrowing funds through its short-term joint $50.0 million credit facility.

For the six months ended June 30, 1997, the Partnership generated $3.4 million in operating cash (net cash provided by operating activities plus distributions from unconsolidated special-purpose entities) to meet its operating obligations and maintain the current level of distributions (total for the six months ended June 30, 1997 of approximately $3.6 million) to the partners, but also used undistributed available cash from prior periods of approximately $0.2 million.

The cash distributions to be paid in August 1997 will be reduced from an annual rate of 4% to an annual rate of 3% to more closely reflect current and expected net cash flows from operations. In the third quarter of 1997, the cash distribution will be reduced from an annual rate of 3% to an annual rate of 2% to more closely reflect current and expected net cash flows from operations. Continued weak market conditions in certain equipment sectors and equipment sales have reduced overall lease revenues in the Partnership to the extent that reductions in distribution levels are now necessary. In addition, with the Partnership expected to enter the active liquidation phase in the near future, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels will be reduced, significant asset sales may result in special distributions to unitholders.

In July 1997, the Partnership paid the first annual principal payment of $8.3 million of the outstanding notes payable.

(III)     OUTLOOK FOR THE FUTURE

Since the Partnership is in its holding or passive liquidation phase, the General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner anticipates that the liquidation of Partnership assets will be completed by the planned termination of the Partnership at the end of the year 2000.

The Partnership intends to use cash flow from operations to satisfy its operating requirements, maintain working capital reserves, pay loan principal on debt, and pay cash distributions to the investors.

(IV)  FORWARD-LOOKING INFORMATION:

Except for historical information contained herein, the discussion in this Form 10-Q contains forward-looking statements that contain risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Partnership's actual results could differ materially from those discussed here.












                     (This space intentionally left blank.)

                          PART II -- OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

                (a)    Exhibits

                        First amendment to the amended and restated limited partnership agreement.

                (b)    Reports on Form 8-K

                       None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PLM EQUIPMENT GROWTH FUND IV
                                    By:    PLM Financial Services, Inc.
                                           General Partner



Date: August  7, 1997
                                    By: /s/ Richard Brock
                                        ---------------------------------
                                         Richard Brock
                                         Vice President
                                         and Corporate Controller