Form 10-Q
period 1997-09-30
PLM EQUIPMENT GROWTH FUND IV
filed 1997-11-12
CIK 847517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal quarter ended September 30, 1997

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                                   September 30,        December 31,
                                                                                        1997               1996
                                                                                  -------------------------------------
    Assets:

    Equipment held for operating lease, at cost                                     $     89,495       $     89,766
      Less accumulated depreciation                                                      (55,557 )          (50,784 )
                                                                                   ------------------------------------
                                                                                          33,938             38,982
    Equipment held for sale                                                                    -              5,524
                                                                                   ------------------------------------
        Net equipment                                                                     33,938             44,506

    Cash and cash equivalents                                                                751              2,142
    Restricted cash                                                                          552                552
    Due from affiliates                                                                        -                357
    Investments in unconsolidated special-purpose entities                                 8,733              9,616
    Accounts and notes receivable, net of allowance for doubtful
          accounts of $2,714 in 1997 and $2,329 in 1996                                    1,551              1,477
    Deferred charges, net of accumulated amortization
          of $466 in 1997 and $414 in 1996                                                   138                219
    Prepaid expenses and other assets                                                         11                140
                                                                                   ------------------------------------

    Total assets                                                                    $     45,674       $     59,009
                                                                                   ====================================

    Liabilities and partners' capital:

    Liabilities:
    Accounts payable and accrued expenses                                           $      1,024       $      1,027
    Due to affiliates                                                                        284                304
    Lessee deposits and reserve for repairs                                                2,891              3,519
    Notes payable                                                                         21,000             29,250
                                                                                   ------------------------------------
        Total liabilities                                                                 25,199             34,100
                                                                                   ------------------------------------

    Partners' capital:
    Limited partners (8,628,420 limited partnership units
          as of September 30, 1997 and December 31, 1996)                                 20,475             24,909
    General Partner                                                                            -                  -
                                                                                   ------------------------------------
        Total partners' capital                                                           20,475             24,909
                                                                                   ------------------------------------

    Total liabilities and partners' capital                                         $     45,674       $     59,009
                                                                                   ====================================








                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)


                                                                  For the Three Months               For the Nine Months
                                                                  Ended September 30,                Ended September 30,
                                                                   1997          1996                 1997         1996
                                                               -------------------------------------------------------------
   Revenues:

   Lease revenue                                                $  3,019       $  4,619            $  9,827     $  14,417
   Interest and other income                                          52             58                 769           189
   Net gain (loss) on disposition of equipment                        16             (9 )             2,370         2,626
                                                                ------------------------------------------------------------
       Total revenues                                              3,087          4,668              12,966        17,232
                                                                ------------------------------------------------------------

   Expenses:

   Depreciation and amortization                                   1,869          2,513               5,437         7,363
   Marine equipment operating expenses                               210            557                 560         1,597
   Repairs and maintenance                                           554            739               1,234         4,399
   Interest expense                                                  512            751               1,938         2,252
   Insurance expense to affiliates                                     4             47                  53           142
   Other insurance expense                                            85            133                 281           397
   Management fees to affiliate                                      149            239                 517           659
   General and administrative expenses
         to affiliates                                               138            176                 495           462
   Other general and administrative expenses                         422            162               1,307           618
   Provision for (recovery of) bad debt expense                      531            (70 )               387         1,438
                                                                ------------------------------------------------------------
       Total expenses                                              4,474          5,247              12,209        19,327
                                                                ------------------------------------------------------------

   Equity in net loss of unconsolidated special-
         purpose entities                                           (133 )          (74 )              (257 )        (344 )
                                                                ------------------------------------------------------------

   Net income (loss)                                            $ (1,520 )     $   (653 )          $    500     $  (2,439 )
                                                                ============================================================

   Partners' share of net income (loss):

   Limited partners                                             $ (1,588 )     $   (744 )          $    250     $  (2,712 )
   General Partner                                                    68             91                 250           273
                                                                ------------------------------------------------------------

   Total                                                        $ (1,520 )     $   (653 )          $    500     $  (2,439 )
                                                                ============================================================

   Net   income (loss) per weighted-average  limited
   partnership unit (8,628,420 units and 8,634,967 units
   as of September 30, 1997 and 1996,
   respectively)                                                $  (0.18 )     $  (0.09 )          $   0.03     $   (0.31 )
                                                                ============================================================

   Cash distributions                                           $  1,300       $  1,818            $  4,934     $   5,455
                                                                ============================================================

   Cash distributions per weighted-average limited
         partnership unit                                       $   0.14       $   0.20            $   0.54     $    0.60
                                                                ============================================================


                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               For the period from December 31, 1995 to September
                                    30, 1997
                            (in thousands of dollars)




                                                                                  Limited            General
                                                                                 Partners            Partner               Total
                                                                                ---------------------------------------------------

           Partners' capital as of December 31, 1995                             $  36,475           $    -             $  36,475

           Net income (loss)                                                        (4,482 )            363                (4,119 )

           Cash distributions                                                       (6,908 )           (363 )              (7,271 )

           Repurchase of limited partnership units                                    (176 )              -                  (176 )
                                                                                 --------------------------------------------------

           Partners' capital as of December 31, 1996                                24,909                -                24,909

           Net income                                                                  250              250                   500

           Cash distributions                                                       (4,684 )           (250 )              (4,934 )
                                                                                 --------------------------------------------------

           Partner's capital as of September 30, 1997                            $  20,475           $    -             $  20,475
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

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)



                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                                   1997                 1996
                                                                                ----------------------------------
Operating activities:
Net income (loss)                                                               $      500          $    (2,439 )
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Net gain on disposition of equipment                                              (2,370 )             (2,626 )
  Depreciation and amortization                                                      5,437                7,363
  Equity in net loss of unconsolidated special-purpose entities                        257                  344
  Changes in operating assets and liabilities:
    Restricted cash                                                                      -                 (100 )
    Due from affiliates                                                                357                   --
    Accounts and notes receivable, net                                                 (58 )              1,464
    Prepaid expenses and other assets                                                  129                   75
    Accounts payable and accrued expenses                                             (583 )                826
    Due to affiliates                                                                  (20 )               (118 )
    Lessee deposits and reserve for repairs                                            355                  286
                                                                                ----------------------------------
        Net cash provided by operating activities                                    4,004                5,075
                                                                                ----------------------------------

Investing activities:
Purchase of equipment and payments for capitalized improvements                         (3 )             (5,537 )
Payments of acquisition fees to affiliates                                               -                 (247 )
Payments of lease negotiation fees to affiliates                                         -                  (12 )
Distributions from unconsolidated special-purpose entities                             626                  779
Proceeds from disposition of equipment                                               7,166                8,602
                                                                                ----------------------------------
        Net cash provided by investing activities                                    7,789                3,585
                                                                                ----------------------------------

Financing activities:
Principal payments of notes payable                                                 (8,250 )                  -
Repurchase of limited partnership units                                                  -                 (176 )
Cash distributions paid to limited partners                                         (4,684 )             (5,182 )
Cash distributions paid to General Partner                                            (250 )               (273 )
                                                                                ----------------------------------
        Net cash used in financing activities                                      (13,184 )             (5,631 )
                                                                                ----------------------------------

Net (decrease) increase in cash and cash equivalents                                (1,391 )              3,029

Cash and cash equivalents at beginning of period                                     2,142                1,236
                                                                                ----------------------------------

Cash and cash equivalents at end of period                                      $      751          $     4,265
                                                                                ==================================

Supplemental information:
Interest paid                                                                   $    1,938          $     2,252
                                                                                ==================================

Supplemental disclosure of noncash investing and financing activities:
  Sale proceeds included in accounts receivable                                 $       16          $         -
                                                                                ==================================

                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund IV (the Partnership) as of September 30, 1997 and December 31, 1996, the statements of operations for the three and nine months ended September 30, 1997 and 1996, the statements of changes in partners' capital for the period from December 31, 1995 to September 30, 1997, and the statements of cash flows for the nine months ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassifications

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Cash Distributions

     Cash distributions are recorded when paid and totaled $4.9 million and $5.5 million for the nine months ended September 30, 1997 and 1996, respectively, and $1.3 million and $1.8 million for the three months ended September 30, 1997 and 1996, respectively. Cash distributions to unitholders in excess of net income are deemed to be a return of capital. Cash distributions to limited partners of $4.4 million and $5.2 million, respectively, for the nine months ended September 30, 1997 and 1996, were deemed to be a return of capital. Cash distributions related to the results from the third quarter of 1997, of $0.7 million, were paid or are payable during October and November 1997, depending on whether the individual elected to receive a monthly or quarterly distribution check.

4.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in unconsolidated special-purpose entities (USPEs) included the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                                             September 30,     December 31,
                                                                                 1997              1996
                                                                           ------------------------------------

        35% interest in two commercial aircraft on direct
                finance lease                                                 $  4,071          $  3,876
        50% interest in an entity owning a bulk carrier                          2,499             3,165
        17% interest in a trust owning six 737-200A commercial
                aircraft                                                         2,163             2,575
                                                                           ------------------------------------
            Net investments                                                   $  8,733          $  9,616
                                                                           ====================================


                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

5.   Equipment

     Components of owned equipment are as follows (in thousands):

                                                        September 30,           December 31,
                                                            1997                   1996
                                                       ----------------------------------------
   Equipment held for operating leases:

   Aircraft                                              $   43,314             $   42,734
   Rail equipment                                            14,850                 14,867
   Marine containers                                         14,740                 15,498
   Marine vessels                                             9,719                  9,719
   Trailers                                                   6,872                  6,948
                                                        ---------------------------------------
                                                             89,495                 89,766
   Less accumulated depreciation                            (55,557 )              (50,784 )
                                                        ---------------------------------------
                                                             33,938                 38,982
   Equipment held for sale                                        -                  5,524
                                                        ---------------------------------------
     Net equipment                                       $   33,938             $   44,506
                                                        =======================================


     Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value less costs to sell and is subject to a pending contract of sale. Equipment held for sale as of December 31, 1996 included a marine vessel, which was sold in the first quarter of 1997.

     As of September 30, 1997, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 2 aircraft, 4 railcars, and 109 marine containers. The net book value of off-lease equipment was $7.1 million as of September 30, 1997. As of December 31, 1996, 1 aircraft, 3 railcars, and 48 marine containers were off lease, with a net book value of $3.9 million.

     During the nine months ended September 30, 1996, the Partnership acquired a Dash 8-300 aircraft for $5.5 million and paid acquisition and lease negotiation fees of $0.3 million to FSI.

     During the nine months ended September 30, 1997, the Partnership sold or disposed of marine containers, railcars, trailers, and a marine vessel with an aggregate net book value of $5.8 million and unused drydock reserves of $1.0 million, for aggregate proceeds of $7.2 million. During the nine months ended September 30, 1996, the Partnership disposed of a mobile offshore drilling unit (rig), marine containers, railcars, and a trailer with an aggregate net book value of $6.0 million, for aggregate proceeds of $8.6 million.

Partnership management fees of $0.1 million and $0.3 million were payable as of September 30, 1997 and December 31, 1996, respectively. The Partnership's proportional share of USPE management fees of $15,000 and $8,000 were payable as of September 30, 1997 and December 31, 1996, respectively. The Partnership's proportional share of the affiliated expenses incurred by the









                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

6.   Transactions with General Partner and Affiliates

     USPEs during 1997 and 1996 is listed in the following table (in thousands):

                                                        For the Three Months              For the Nine Months
                                                         Ended September 30,              Ended September 30,
                                                        1997           1996              1997            1996
                                                     -------------------------------------------------------------

     Management fees                                 $      24      $     (22 )       $      66       $      75
     Insurance expense                                      15             19                64              50
     Data processing and administrative
        expenses                                             7             10                23              27


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

7.   Contingencies

     As more fully described by the Partnership in its Form 10-K for the year ended December 31,1996, PLM International, Inc., (PLMI) and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). On March 6, 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C), following which plaintiffs' filed a motion to remand the action to the state court. On September 24, 1997, the district court denied plaintiffs' motion and dismissed without prejudice the individual claims of the California class representative, reasoning that he had been fraudulently joined as a plaintiff. On October 3, 1997, plaintiffs filed a motion requesting that the district court reconsider its ruling, or in the alternative, that the court modify its Order dismissing the California plaintiff's claims so that it is a final appealable order, as well as certify for an immediate appeal to the Eleventh Circuit Court of Appeals that part of its Order denying plaintiffs' motion to remand. On October 7, 1997, the district court denied each of these motions. On October 10, 1997, defendants filed a motion to compel arbitration of plaintiffs' claims and to stay further proceedings pending the outcome of such arbitration. PLMI believes that the allegations of the Koch action are completely without merit and intends to defend this matter vigorously.

     On June 5, 1997, the PLMI and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The named plaintiff has alleged the same facts and the same nine causes of action as is in the Koch action (as described in the Partnership's Form 10-K for the year ended December 31,
     1996), plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, a claim for constructive fraud, a claim for unjust enrichment, a claim for violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code Section 3345. The plaintiff is an investor in PLM Equipment Growth Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships sponsored by PLM Securities, for which PLM Financial Services, Inc. acts as the general partner,

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

7.   Contingencies (continued)

     including the Partnership, PLM Equipment Growth Funds V, and VI, and PLM Equipment Growth & Income Fund VII.

     PLMI and the other defendants removed the Romei action to the United States District Court for the Northern District of California (Case No. C-97-2450
     SC) on June 30, 1997, based on the federal court's diversity jurisdiction. The defendants then filed a motion to compel arbitration of the plaintiffs' claims, based on an agreement to arbitrate contained in the PLM Equipment Growth Fund V limited partnership agreement, to which plaintiff is a party. Pursuant to an agreement with plaintiff, PLMI and the other defendants withdrew their petition for removal of the Romei action and their motion to compel arbitration, and on July 31, 1997, filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this agreement, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. On October 7, 1997, the district court denied the PLMI's petition to compel and indicated that a memorandum decision would follow. On October 22, 1997, the district court filed its memorandum decision and order, explaining the reason for its denial of PLMI's petition to compel. The district court reasoned that the plaintiff's claims are grounded in securities law, and therefore, excluded from arbitration under the terms of the Partnership agreement. On August 22, 1997, the plaintiff filed an amended complaint with the state court alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Section 1709 and 1710. PLMI will soon be required to respond to the amended complaint, and a status conference has been set for December 5, 1997. PLMI believes that the allegations of the amended complaint in the Romei action are completely without merit and intends to defend this matter vigorously.

8.   Debt

     In the first nine months of 1997, the Partnership paid the first annual principal payment of $8.3 million of the outstanding debt.

     The General Partner entered into a short-term, joint $50.0 million credit facility. As of September 30, 1997, the Partnership had no borrowings under the short-term joint $50.0 million credit facility. Among the eligible borrowers, PLM Equipment Growth Fund V had borrowings of $9.1 million and PLM Equipment Growth Fund VI had borrowings of $10.0 million.

9.   Subsequent Event

     During October 1997, the short-term credit facility was amended and restated to decrease the available borrowings for American Finance Group, Inc. (AFG), a subsidiary of PLMI, to $35.0 million and to extend the termination date of the credit facility to December 2, 1997. The General Partner believes it will be able to extend the credit facility prior to its expiration on similar terms and increase the amount of available borrowings for AFG to $50.0 million.

     After the extension has expired, it is anticipated that the Partnership will no longer renew this credit facility. Since the Partnership ended its reinvestment phase at the end of 1996 and can no longer purchase any equipment, the Partnership can no longer use the credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended September 30, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, marine equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the third quarter of 1997 when compared to the same quarter of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                            For the Three Months
                                                                             Ended September 30,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft                                                              $    907         $  1,211
   Rail equipment                                                             694              620
   Trailers                                                                   281              380
   Marine containers                                                          143              333
   Marine vessels                                                              99              606


Aircraft: Aircraft lease revenues and direct expenses were $1.0 million and $0.1 million, respectively, for the third quarter of 1997, compared to $1.3 million and $0.1 million, respectively, during the same period in 1996. The decrease in lease revenues in the third quarter of 1997 was due to the off-lease status of an aircraft, compared to the same period in 1996 when the aircraft was on lease for two months of the quarter. The decrease was also attributable to another aircraft which was on lease for the entire third quarter of 1996, coming off-lease in August of 1997.

Rail equipment: Railcar lease revenues and direct expenses were $0.9 million and $0.2 million, respectively, for the third quarter of 1997, compared to $0.9 million and $0.3 million, respectively, during the same quarter of 1996. The increase in railcar contribution resulted from running repairs required on certain of the railcars in the fleet during 1996, which were not needed during 1997.

Trailers: Trailer revenues and direct expenses were $0.5 million and $0.2 million, respectively, for the third quarter of 1997, compared to $0.5 million and $0.1 million, respectively, during the same quarter of 1996. Trailer contributions decreased in the third quarter of 1997, compared to the same period in 1996, due to a group of trailers which required refurbishment in 1997 prior to transitioning into the short-term rental facilities operated by an affiliate of the General Partner. There were no similar expenses in 1996.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $4,000, respectively, for the third quarter of 1997, compared to $0.3 million and $3,000, respectively, during the same quarter of 1996. Marine container contributions decreased due to sales and dispositions over the past twelve months and lower utilization in the third quarter of 1997, compared to the same period in 1996.

Marine vessels: Marine vessel lease revenues and direct expenses were $0.5 million and $0.4 million, respectively, for the third quarter of 1997, compared to $1.6 million and $1.0 million, respectively, during the same quarter of 1996. Marine vessel contribution decreased due to the sale of a marine vessel in January 1997. In addition, lease revenues decreased in the third quarter of 1997, compared to the same period in 1996, for the remaining marine vessel due to lower re-lease rates as a result of a softer bulk carrier vessel market.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.6 million for the quarter ended September 30, 1997 decreased from $3.8 million for the same period in 1996. The variances are explained as follows:

     (1) A $0.7 million decrease in depreciation and amortization expenses from 1996 levels reflects the sale of certain assets during 1997 and 1996 and the use of the double-declining balance depreciation method, which results in greater depreciation in the first years an asset is owned.

     (2) The $0.2 million decrease in interest is due to a decrease in the level of outstanding debt during the third quarter of 1997 when compared to the same period in 1996. In November 1996, the Partnership prepaid $1.5 million of its outstanding debt. In addition, in July 1997 the Partnership paid the first annual principal payment of $8.3 million of the outstanding debt.

     (3) A $0.1 million decrease in management fee to affiliates reflects the lower levels of lease revenues in the third quarter of 1997 as compared to the same period in 1996.

     (4) The $0.6 million increase in bad debt expenses reflects the General Partner's evaluation of the collectibility of receivables due from certain lessees.

     (5) A $0.2 million increase in administrative expenses from 1996 levels resulted from additional legal fees needed to collect outstanding receivables due to the Partnership from aircraft lessees.

(C)   Net Gain (Loss) on Disposition of Owned Equipment

Net gain (loss) on disposition of equipment for the third quarter of 1997 totaled $16,000, and resulted from the sale or disposal of marine containers, a railcar, and a trailer with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.1 million. For the third quarter of 1996, the $9,000 net loss on disposition of equipment resulted from the sale or disposal of marine containers and a trailer with an aggregate net book value of $0.2 million, for aggregate proceeds of $0.1 million.

(D)   Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method are presented as follows (in thousands).


                                                                            For the Three Months
                                                                             Ended September 30,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft                                                              $    115          $   (76 )
   Marine vessel                                                             (248 )              2


Aircraft: As of September 30, 1997, the Partnership owned a 35% interest in a trust that owns two commercial aircraft on direct finance lease and a 17% interest in another trust that owns six commercial aircraft. As of September 30, 1996, the Partnership owned a 17% interest in a trust that owns six commercial aircraft. Aircraft revenues and expenses were $0.4 million and $0.3 million, respectively, for the third quarter of 1997, compared to $0.2 million and $0.3 million, respectively, during the same quarter in 1996. Lease revenues increased in the third quarter of 1997 due to the investment in the trust owning an aircraft on a direct finance lease, which was acquired at the end of 1996; accordingly, there was no contribution in the third quarter of 1996.

Marine vessel: As of September 30, 1997, the Partnership had a 50% interest in an entity owning a marine vessel. Marine vessel revenues and expenses were $0.3 million and $0.5 million, respectively, for the third quarter of 1997, compared to $0.4 million and $0.4 million, respectively, during the same quarter in 1996. Lease revenues decreased in the third quarter of 1997 due to lower re-lease rates as a result of a softer bulk carrier vessel market. Direct expenses increased in the third quarter of 1997 due to the increased survey and repairs and maintenance expenses.

(E)   Net Loss

As a result of the foregoing, the Partnership's net loss was $1.5 million for the third quarter of 1997, compared to a net loss of $0.7 million during the same period of 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the third quarter of 1997 is not necessarily indicative of future periods. In the third quarter of 1997, the Partnership distributed $1.2 million to the limited partners, or $0.14 per weighted-average limited partnership unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1997 and 1996

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, marine equipment operating, and asset-specific insurance expenses) on owned equipment increased during the nine months ended September 30, 1997, compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft                                                              $  3,327        $   1,358
   Rail equipment                                                           1,944            1,769
   Trailers                                                                 1,057            1,210
   Marine containers                                                          812            1,106
   Marine vessels                                                             528            2,104
   Mobile offshore drilling unit                                                -              163


Aircraft: Aircraft lease revenues and direct expenses were $3.3 million and $0.0 million, respectively, for the nine months ended September 30, 1997, compared to $3.9 million and $2.5 million, respectively, during the same period of 1996. The decrease in lease revenues in the nine months ended September 30, 1997 was due to the off-lease status of an aircraft, when compared to the same period in 1996 when the aircraft was on lease for the first eight months. The decrease was also attributable to another aircraft coming off-lease in August of 1997, which was on lease for the nine months ended September 30, 1996. The decrease was offset, in part, by the purchase of a Dash 8-300 aircraft at the end of the second quarter of 1996, which was on lease for the nine months ended September 30, 1997. Direct expenses decreased due to costs incurred for repairs on an aircraft and the overhaul of four engines on another aircraft in the nine months ended September 30, 1996, which were not required in 1997.

Rail equipment: Railcar lease revenues and direct expenses were $2.7 million and $0.8 million, respectively, for the nine months ended September 30, 1997, compared to $2.7 million and $0.9 million, respectively, during the same period of 1996. The increase in railcar contribution resulted from running repairs required on certain of the railcars in the fleet during 1996, which were not needed during 1997.

Trailers: Trailer lease revenues and direct expenses were $1.5 million and $0.4 million, respectively, for the nine months ended September 30, 1997, compared to $1.5 million and $0.3 million, respectively, during the same period of 1996. Trailer contributions decreased in the nine months ended September 30, 1997 compared to the same period in 1996 due to a group of trailers which required refurbishment in 1997 prior to transitioning into the short-term rental facilities operated by an affiliate of the General Partner. There were no similar expenses in 1996.

Marine containers: Marine container lease revenues and direct expenses were $0.8 million and $12,000, respectively, for the nine months ended September 30, 1997, compared to $1.1 million and $20,000, respectively, during the same period of 1996. Marine container contributions decreased due to sales and dispositions over the past twelve months and lower utilization in the nine months ended September 30, 1997, compared to the same period in 1996.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.5 million and $1.0 million, respectively, for the nine months ended September 30, 1997, compared to $5.0 million and $2.9 million, respectively, during the same period of 1996. Marine vessel contributions decreased due to the sale of a marine vessel in January 1997. In addition, lease revenues decreased in the nine months ended September 30, 1997 for the remaining marine vessel, due to lower re-lease rates as a result of a softer bulk carrier vessel market.

Mobile offshore drilling unit (rig): The rig was sold in the third quarter of 1996, resulting in the elimination of any contribution in the nine months ended September 30, 1997. Revenues and expenses were $0.2 million and $1,000, respectively, in the nine months ended September 30, 1996.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $10.1 million for the nine months ended September 30, 1997 decreased from $12.8 million for the same period in 1996. The variances are explained as follows:

     (1) A $1.9 million decrease in depreciation and amortization expenses from 1996 levels reflects the sale of certain assets during 1997 and 1996 and the use of the double-declining balance depreciation method, which results in greater depreciation in the first years an asset is owned.

     (2) The $1.1 million decrease in bad debt expenses was due to the following: A decrease of $0.7 million in bad debt expenses reflecting the General Partner's evaluation of the collectibility of receivables due from certain lessees. Also, a $0.4 million decrease in the provision was due to the receipt of payments for unpaid invoices that were previously reserved.

     (3) A $0.3 million decrease in interest expense was due to a smaller principal balance in the nine months ended September 30, 1997, compared to the same period in 1996. In November 1996, the Partnership prepaid $1.5 million of its outstanding debt. In addition, in July 1997 the Partnership paid the first annual principal payment of $8.3 million of the outstanding debt.

     (4) A $0.1 million decrease in management fee to affiliates, reflects the lower levels of lease revenues in the nine months ended September 30, 1997.

     (5) A $0.7 million increase in administrative expenses from 1996 levels resulted from additional legal fees needed to collect outstanding receivables due to the Partnership from aircraft lessees.

(C)   Interest and Other Income

Interest and other income increased $0.6 million in the nine months ended September 30, 1997, compared to the same period in 1996, due to the following:

     (1) The recognition in 1997 of $0.5 million in loss-of-hire and general claims insurance recovery relating to generator repairs on one marine vessel sold in 1994.

     (2) An increase of $0.1 million in interest income due to higher average cash balances compared to the same period in 1996.

(D)   Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the nine months ended September 30, 1997 totaled $2.4 million, which resulted from the sale or disposal of marine containers, trailers, railcars, and a marine vessel, with an aggregate net book value of $5.8 million and unused drydock reserves of $1.0 million, for aggregate proceeds of $7.2 million. For the nine months ended September 30, 1996, the $2.6 million net gain on disposition of equipment resulted from the sale or disposal of marine containers, railcars, a trailer, and a mobile offshore drilling unit with an aggregate net book value of $6.0 million, for aggregate proceeds of $8.6 million.

(E)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method are presented as follows (in thousands).

                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft                                                              $    470         $   (215 )
   Marine vessels                                                            (727 )           (129 )


Aircraft: As of September 30, 1997, the Partnership owned a 35% interest in a trust that owns two commercial aircraft on direct finance lease and a 17% interest in another trust that owns six commercial aircraft. As of September 30, 1996, the Partnership owned a 17% interest in a trust that owns six commercial aircraft. Aircraft revenues and expenses were $1.3 million and $0.8 million, respectively, for the nine months ended September 30, 1997, compared to $0.8 million and $1.0 million, respectively, during the same period of 1996. Lease revenues increased in the nine months ended September 30, 1997 due to the investment in the trust owning an aircraft on a direct finance lease which was acquired in the latter part of 1996, and thus it had no contribution for the nine months ended September 30, 1996. The contribution for the investment in a trust owning commercial aircraft on an operating lease is significantly impacted by depreciation charges, which are greatest in the early years due to the use of the double-declining balance method of depreciation. The trust is depreciating this aircraft investment over a period of six years.

Marine vessel: As of September 30, 1997, the Partnership had a 50% interest in an entity owning a marine vessel. Marine vessel revenues and expenses were $0.8 million and $1.5 million, respectively, for the nine months ended September 30, 1997, compared to $1.2 million and $1.3 million, respectively, during the same period in 1996. Lease revenue decreased in the nine months ended September 30, 1997 due to lower re-lease rates as a result of a softer bulk carrier vessel market. Direct expenses increased in the nine months ended September 30, 1997 due to the increased survey and repairs and maintenance expenses.

(F)   Net Income (Loss)

As a result of the foregoing, the Partnership's net income was $0.5 million for the nine months ended September 30, 1997, compared to a net loss of $2.4 million during the same period of 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the nine months ended September 30, 1997 is not necessarily indicative of future periods. In the nine months ended September 30, 1997, the Partnership distributed $4.7 million to the limited partners, or $0.54 per weighted-average limited partnership unit.

(II)     FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 1997, the Partnership generated $4.6 million in operating cash (net cash provided by operating activities plus distributions from unconsolidated special-purpose entities) to meet its operating obligations and maintain the current level of distributions (total for the nine months ended September 30, 1997 of approximately $4.9 million) to the partners, but also used undistributed available cash from prior periods of approximately $0.3 million.

During the nine months ended September 30, 1997, the Partnership sold or disposed of marine containers, railcars, trailers, and a marine vessel with an aggregate net book value of $5.8 million and unused drydock reserves of $1.0 million, for aggregate proceeds of $7.2 million.

The cash distribution that relates to the results from the third quarter of 1997 will be reduced from an annual rate of 3% to an annual rate of 2% to more closely reflect current and expected net cash flows from operations. Continued weak market conditions in certain equipment sectors and equipment sales have reduced overall lease revenues in the Partnership to the extent that reductions in distribution levels are now necessary. In addition, with the Partnership expected to enter the active liquidation phase in the near future, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels will be reduced, significant asset sales may result in special distributions to unitholders.

In July 1997, the Partnership paid the first annual principal payment of $8.3 million of the outstanding notes payable.

The General Partner has entered into a short-term joint $50.0 million credit facility. As of November 10, 1997, the PLM Equipment Growth Fund V had $3.6 million in outstanding borrowings and PLM Equipment Growth Fund VI had $2.0 million in outstanding borrowings. Neither the Partnership, PLM Equipment Growth & Income Fund VII, American Finance Group, Inc. (AFG), a wholly-owned subsidiary of PLM International, Inc., TEC Aquisub, Inc., an indirect wholly-owned subsidiary of FSI, nor Professional Lease Management Income Fund I, LLC had any outstanding borrowings.

During October 1997, the short-term credit facility was amended and restated to decrease the available borrowings for AFG to $35.0 million and to extend the termination date of the credit facility to December 2, 1997. The General Partner believes it will be able to extend the credit facility prior to its expiration on similar terms and increase the amount of available borrowings for AFG to $50.0 million.

After the extension has expired, it is anticipated that the Partnership will no longer renew this credit facility. Since the Partnership ended its reinvestment phase at the end of 1996 and can no longer purchase any equipment, the Partnership can no longer use the credit facility.


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

                                          PLM EQUIPMENT GROWTH FUND IV
                                          By: PLM Financial Services, Inc.
                                              General Partner



Date: November 10, 1997
                                          By:  /s/ Richard Brock
                                               ------------------------
                                               Vice President and
                                               Corporate Controller