Form 10-K
period 1997-12-31
PLM EQUIPMENT GROWTH FUND IV
filed 1998-03-30
CIK 847517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K


     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997.

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

An index of exhibits filed with this Form 10-K is located on page 41.

Total number of pages in this report:  44

                                     PART I
ITEM 1. BUSINESS

(A)     Background

In March 1989, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc. (PLM International or PLM), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 8,750,000 Class A limited partnership units (including 1,250,000 option units) (the units) in PLM Equipment Growth Fund IV, a California limited partnership (the Partnership, the registrant, or EGF IV). The Partnership's offering became effective on May 23, 1989. FSI, as General Partner, owns a 5% interest in the Partnership. The Partnership engages in the business of owning and leasing transportation-related equipment to be operated by or leased to various shippers and transportation companies.

The Partnership's primary objectives are:

     (1) to acquire a diversified portfolio of long-lived, low-obsolescence, high residual-value equipment with the net proceeds of the initial partnership offering, supplemented by debt financing as deemed appropriate by the General Partner, until the conclusion of the reinvestment phase of the Partnership operations on December 31, 1996;

     (2) to generate sufficient net operating cash flow from lease operations to meet existing liquidity requirements and to generate cash distributions to the limited partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

     (3) to selectively sell equipment or purchase (until the conclusion of the reinvestment phase, which ended on December 31, 1996) other equipment to add to the Partnership's initial portfolio. The General Partner intends to sell equipment when it believes that, due to market conditions, market prices for equipment exceed inherent equipment values or that expected future benefits from continued ownership of a particular asset will not equal or exceed other equipment investment opportunities. Proceeds from these sales, together with excess net operating cash flow from operations that remained after cash distributions had been made to the limited partners, were used to acquire additional equipment throughout the six-year reinvestment phase of the Partnership, which concluded on December 31, 1996;

     (4) to  preserve  and protect the value of the  portfolio  through  quality
management  and  by  maintaining  the   portfolio's   diversity  and  constantly
monitoring equipment markets.

The offering of the  Partnership  units closed on March 28, 1990. As of December
31,  1997,  there  were  8,628,420  units   outstanding.   The  General  Partner
contributed $100 for its 5% general partner interest in the Partnership.

In the ninth year of operations of the Partnership, which commences on January 1, 1999, the General Partner will begin to liquidate the assets of the Partnership in an orderly fashion, unless the Partnership is terminated earlier upon sale of all of the Partnership's equipment or by certain other events. It is anticipated that the liquidation will be completed by the end of the tenth year of operations of the Partnership. Beginning in the Partnership's seventh year of operations, all surplus cash flow will be distributed to the partners, used to repay Partnership debt, or held as Partnership working capital. The sixth year of operations ended December 31, 1996.

Table  1,  below,  lists  the  equipment  and  the  cost  of  equipment  in  the
Partnership's   portfolio,   and  the  cost  of  investments  in  unconsolidated
special-purpose entities, as of December 31, 1997 (in thousands of dollars):


                                     TABLE 1

 Units                             Type                                     Manufacturer                     Cost
----------------------------------------------------------------------------------------------------------------------


Equipment held for operating leases:


      1      Bulk carrier                                            Namura Shipping                      $     9,719
      1      DC-9-32 stage II commercial aircraft                    McDonnell-Douglas                         10,041
      3      737-200 stage II commercial aircraft                    Boeing                                    26,945
      1      Dash 8-300 commuter aircraft                            Dehavilland                                5,748
    463      Dry marine containers                                   Various                                    1,780
    493      Refrigerated marine containers                          Various                                   11,604
     98      Woodchip gondola railcars                               General Electric                           2,341
    364      Pressurized and nonpressurized tank cars                Various                                   10,334
    110      Bulkhead flatcars                                       Marine Industries Ltd.                     2,153
    103      Refrigerated trailers                                   Various                                    2,359
    145      Dry piggyback trailers                                  Stoughton                                  1,106
    273      Dry trailers                                            Various                                    3,390
                                                                                                         ---------------


             Total equipment held for operating leases                                                    $    87,520<F1>
                                                                                                        ==============



Investments in unconsolidated special-purpose entities:


   0.50      Bulk carrier                                            Nipponkai & Toyama                   $     9,705<F2>
   0.35      Equipment on direct finance lease:
               Two DC-9-47 stage III commercial aircraft             McDonnell-Douglas                          3,901<F3>
                                                                                                         ---------------

             Total investments                                                                            $    13,606<F1>


<F1> Includes proceeds from capital contributions,  operations,  and Partnership borrowings invested in equipment. Includes costs capitalized, subsequent to the date of acquisition, and equipment acquisition fees paid to PLM Transportation Equipment Corporation, a wholly-owned subsidiary of FSI. All equipment was used equipment at the time of purchase.

<F2> Jointly owned: EGF IV and an affiliated program.

<F3> Jointly owned: EGF IV and two affiliated programs.

                                                                                                         ===============

The equipment is generally leased under operating leases for a term of one to six years. Some of the Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment.

As of December 31, 1997, approximately 72% of the Partnership's trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International doing business as PLM Trailer Leasing. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other indirect expenses of the rental yard operations is charged to the Partnership monthly.

The lessees of the equipment include, but are not limited to, Cargill International S.A., Continental Airlines, Inc., Transamerica Leasing, and
Canadian   Pacific   Railways.

(B)     Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the equipment. The Partnership's management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the transportation equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the financial statements).

(C)     Competition

(1)     Operating Leases versus Full Payout Leases

Generally the equipment owned by the Partnership is leased out on an operating lease basis wherein the rents owed during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment. The short- to mid-term nature of operating leases generally commands a higher rental rate than the longer term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under the operating lease need not be capitalized on the lessee's balance sheet.

The Partnership encounters considerable competition from lessors utilizing full payout leases on new equipment, i.e., leases that have terms equal to the expected economic life of the equipment. Full payout leases are written for longer terms and for lower monthly rates than the Partnership offers. While some lessees prefer the flexibility offered by a shorter-term operating lease, other lessees prefer the rate advantages possible with a full payout lease. Competitors of the Partnership may write full payout leases at considerably lower rates, or larger competitors with a lower cost of capital may offer operating leases at lower rates, and as a result, the Partnership may be at a competitive disadvantage.

(2)     Manufacturers and Equipment Lessors

The Partnership also competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services that the Partnership cannot offer, such as specialized maintenance services (including possible substitution of equipment), training, warranty services, and trade-in privileges.

The Partnership competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), GATX, General Electric Railcar Services Corporation, General Electric Capital Aviation Services Corporation, and other limited partnerships that lease the same types of equipment.

(D)     Demand

The Partnership has investments in transportation-related capital equipment and relocatable environments. Types of transportation equipment owned by the
Partnership   include  aircraft,   marine  vessels,   railcars,   and  trailers.
Relocatable   environments   are   functionally   self-contained   transportable
equipment, such as marine containers. Except for those aircraft leased to passenger air carriers, the Partnership's equipment is used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)      Aircraft

(a)      Commercial Aircraft

The commercial aircraft market experienced another good year in 1997, with a third consecutive year of profits by the world's airlines. Airline managements have continued to emphasize cost reductions and a moderate increase in capacity. However, even the limited volume of new aircraft deliveries has caused the market to change from being in equilibrium at the end of 1996 to having excess supply. This market imbalance is expected to continue, with the number of surplus aircraft increasing from approximately 350 aircraft at the end of 1996 to an estimated 600 aircraft by the end of the decade.

The changes taking place in the commercial aircraft market also reflect the impact of noise legislation enacted in the United States and Europe. Between 1997 and the end of 2002, approximately 1,400 Stage II aircraft (Stage II aircraft are aircraft that have been shown to comply with Stage II noise levels prescribed in Federal Aviation Regulation section C36.5) are forecast to be retired, primarily due to noncompliance with Stage III aircraft (Stage III aircraft are aircraft that have been shown to comply with Stage III noise levels prescribed in Federal Aviation Regulation section C36.5) noise requirements). This represents about 41% of the Stage II aircraft now in commercial service worldwide. By 2002, about 2,000 (59%) of the current fleet of Stage II aircraft will remain in operational service outside of Stage III-legislated regions or as aircraft that have had hushkits installed so that engine noise levels meet the quieter Stage III requirements. The cost to install a hushkit is approximately $1.5 million, depending on the type of aircraft. All aircraft currently being manufactured will meet Stage III requirements.

The Partnership's narrowbody fleet is positioned to provide a balance of Stage III and Stage II aircraft in the portfolio. This strategy is intended to optimize individual aircraft and the corresponding lease rentals with projected demand. The Stage II aircraft are positioned with air carriers that are outside Stage III-legislated areas or are anticipated to be sold or leased outside Stage III areas before the year 2000.

(b)      Commuter Aircraft

The commuter aircraft market is experiencing a revolution with the successful entry of small regional jets into this market. Major turboprop manufacturers are re-evaluating their programs, and several successful but larger models are now being considered for phase-out. The original concept for regional jets was for them to take over hub-and-spoke routes served by the larger turboprops in North America, but they are also finding successful niches in point-to-point routes. The introduction of this smaller aircraft has allowed major airlines to shift the regional jets to marginal routes previously operated by narrowbody aircraft, allowing the larger-capacity aircraft to be more efficiently employed in the airline's route system.

The Partnership leases a commuter aircraft in the 36- to 50-seat turboprop category. This aircraft is positioned in North America, the fastest-growing market for commuter aircraft in the world. The Partnership's aircraft possess unique performance capabilities, compared to other turboprops, which allows it to readily operate at a maximum payload from unimproved surfaces and hot, high, and short runways. The market for turboprops is undergoing rapid change due to the introduction of regional jets. The manufacturer of the Partnership's commuter aircraft has already announced production cutbacks for some types of turboprops, which may adversely affect both demand and near-term values for the Partnership's aircraft.

(2)      Marine Vessels

The Partnership owns or has investments with other affiliated programs in small to medium-sized dry bulk vessels, which are traded in worldwide markets and carry commodity cargos. Demand for commodity shipping closely tracks worldwide economic growth patterns; however, economic development alters trade patterns from time to time, causing changes in volume on trade routes. The General Partner operates the Partnership's marine vessels under spot charters and period charters. It is believed that this operating approach provides the flexibility to adapt to changing demand patterns.

Freight rates for dry bulk vessels in 1997 maintained the levels experienced in the fourth quarter of 1996. Freight rates had declined significantly in 1996 until a moderate recovery occurred late in the year due to an increase in grain trade. The size of the overall dry bulk carrier fleet increased by 3%, as measured by the number of vessels, and by 5%, as measured by deadweight tonnage. Scrapping of ships was not a significant factor in 1997: 126 dry bulk ships were scrapped while 247 were delivered. Total dry trade (as measured in deadweight tons) grew by 3% in 1997, versus 1% in 1996. This balance of supply and demand made market conditions soft, providing little foundation for increasing freight rates.

Growth in 1998 is expected to be approximately 2%, with most commodity trading flat. The majority of growth is forecast to come from grain (2%) and thermal coal (6%). The primary variable in forecasts is Asian growth; if there is some recovery from the economic shake-up of the second half of 1997, then there will be prospects for improvement in 1998. Delivery of ships in 1998 is expected to be about the same as in 1997; however, an increase in scrapping is anticipated to strengthen the market.

Current rates do not justify any new construction of dry bulk carriers and there should be a significant drop in orders over the next two years. If growth in demand matches historic averages of around 3%, then the current excess supply should be absorbed by the end of 1999, leading to the possible strengthening of freight rates.

(3)      Marine Containers

The marine container market began 1997 with a continuation of the weakness in industrywide container utilization and rate pressures that had been experienced in 1996. A reversal of this trend began in early spring and continued throughout the remainder of 1997, as utilization returned to the 80% range. Per diem rates did not strengthen, however, as customers resisted attempts to raise daily rental rates.

Industrywide consolidation continued in 1997. Late in the year, Genstar, one of the world's largest container leasing companies, announced that it had reached an agreement with SeaContainers, another large container leasing company, whereby SeaContainers will take over the management of Genstar's fleet. Long term, such industrywide consolidation should bring more rationalization to the container leasing market and result in both higher fleetwide utilization and per diem rates.

(4)      Railcars

(a)      Pressurized Tank Cars

Pressurized tank cars are used primarily in the petrochemical and fertilizer industries to transport liquefied petroleum gas and anhydrous ammonia. The utilization rate on the Partnership's fleet of pressurized tank cars was over 98% during 1997. The demand for natural gas is anticipated to grow through 1999, as the developing world, former Communist countries, and the industrialized world all increase their energy consumption. World demand for fertilizer is expected to increase, based on an awareness of the necessity of fertilizing crops and improving diets, the shortage of farmland, and population growth in developing nations.

Based on ongoing renewals with current lessees, demand for these cars continues to be strong and is projected to remain so during 1998.

(b)      General Purpose (Nonpressurized) Tank Cars

General purpose or nonpressurized tank cars are used to transport a wide variety of bulk liquid commodities, such as petroleum fuels, lubricating oils, vegetable oils, molten sulfur, corn syrup, asphalt, and specialty chemicals. Chemical carloadings for the first 45 weeks of 1997 were up 4%, compared to the same period in 1996. The demand for petroleum is anticipated to grow, as the developing world, former Communist countries, and the industrialized world increase energy consumption.

The demand for general purpose tank cars in the Partnership's fleet has remained healthy over the last three years, with utilization remaining above 98%.

(c)      Bulkhead Flatcars

Bulkhead flatcars are used to transport pulpwood from sawmills to pulp mills. High-grade pulpwood is used to manufacture paper, while low-grade pulpwood is used for particleboard and plywood. The demand for bulkhead flat cars depends upon the demand for paper, paper products, particleboard, and plywood. Nationally, the demand for cars carrying primary forest products decreased 5% in 1997.

(d)  Woodchip Gondola Railcars

Woodchip cars are large-capacity (6,600 cubic foot) gondolas used to transport woodchips from the sawmills to the pulp mills. High-grade woodchips are used to manufacture paper, while low-grade woodchips are used for particleboard and plywood. The demand for woodchip cars depends upon the demand for paper, paper products, particleboard, and plywood. Nationally, the demand for cars carrying primary forest products decreased 5% in 1997.

(5)      Trailers

(a)      Intermodal (Piggyback) Trailers

In all intermodal equipment areas, 1997 was a remarkably strong year. The U.S. inventory of intermodal equipment totaled approximately 163,900 units in 1997, divided between about 55% intermodal trailers and 45% domestic containers. Trailer loadings increased approximately 4% in 1997 due to a robust economy and a continuing shortage of drivers in over-the-road markets. The expectation is for flat to slightly declining utilization of intermodal trailer fleets in the near future.

Overall utilization in the Partnership's dry piggyback fleet was over 75% in 1997, an increase of 10% over 1996 levels. The expectation is for flat to slightly lower utilization of the fleet in the near future.

(b)      Over-the-Road Dry Trailers

The U.S. over-the-road dry trailer market began to recover in mid-1997, as an oversupply of equipment from 1996 subsided. The strong domestic economy, a continuing focus on integrated logistics planning by American companies, and numerous service problems on class I railroads contributed to the recovery in the dry van market. There continues to be much consolidation of the trailer leasing industry in North America, as the two largest lessors of dry vans now control over 60% of the market. The reduced level of competition, coupled with anticipated continued strong utilization, may lead to an increase in rates.

Utilization of the Partnership's dry van fleet was up 8% over last year.

(c)      Over-the-Road Refrigerated Trailers

The temperature-controlled over-the-road trailer market recovered in 1997; freight levels improved and equipment oversupply was reduced as industry players actively retired older trailers and consolidated fleets. Most refrigerated carriers posted revenue growth of between 2% and 5% in 1997, and accordingly are planning fleet upgrades. In addition, with refrigeration and trailer technologies changing rapidly and industry regulations becoming tighter, trucking companies are managing their refrigerated fleets more effectively.

As a result of these changes in the refrigerated trailer market, it is anticipated that trucking companies will utilize short-term trailer leases more frequently to supplement their fleets. Such a trend should benefit the Partnership, which generally leases its equipment on a short-term basis from rental yards owned and operated by PLM subsidiaries. The Partnership's utilization, especially in the second half of 1997, was significantly higher than 1996 levels. ` (E) Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations that may require the removal from service or extensive modification of such equipment to meet these regulations at considerable cost to the Partnership. Such regulations include but are not limited to:

     (1) the United States Oil Pollution Act of 1990, which established liability for operators and owners of vessels and mobile offshore drilling units that create environmental pollution. This regulation has resulted in higher oil pollution liability insurance. The lessee of the equipment typically reimburses the Partnership for these additional costs;

     (2) the United States Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. In addition, under U.S. Federal Aviation regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership has Stage II aircraft that do not meet Stage III requirements;

     (3)the Montreal Protocol on Substances that Deplete the Ozone Layer and the United States Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and that are used extensively as refrigerants in refrigerated marine cargo containers and over-the-road refrigerated trailers;

     (4) the United States Department of Transportation's Hazardous Materials Regulations, which regulate the classification and packaging requirements of hazardous materials and which apply particularly to the Partnership's tank cars.

As of December 31, 1997, the Partnership is in compliance with the above government regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.           PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased for leasing purposes. As of December 31, 1997, the Partnership owned a portfolio of transportation and related equipment, as described in Part I, Table 1(a).

The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3.           LEGAL PROCEEDINGS

PLM International, along with FSI, TEC, IMI and PLM Securities (the PLM Entities), are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships for which FSI acts as the general partner, including the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII (the Growth Funds). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, general partner, and control persons. Based on these duties, plaintiffs assert liability against the defendants for improper sales and marketing practices, mismanagement of the Growth Funds, and concealing such mismanagement from investors in the Growth Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

On March 6, 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. On September 24, 1997, the district court denied plaintiffs' motion and dismissed without prejudice the individual claims of the California class representative, reasoning that he had been fraudulently joined as a plaintiff. On October 3, 1997, plaintiffs filed a motion requesting that the district court reconsider its ruling or, in the alternative, that the court modify its order dismissing the California plaintiff's claims so that it is a final appealable order, as well as certify for an immediate appeal to the Eleventh Circuit Court of Appeals that part of its order denying plaintiffs' motion to remand. On October 7, 1997, the district court denied each of these motions. In responses to such denial, plaintiffs filed a petition for writ of mandamus with the Eleventh Circuit, which was denied on November 18, 1997. On November 24, 1997, plaintiffs filed with the Eleventh Circuit a petition for rehearing and consideration of the full court of the order denying the petition for a writ of mandamus, which petition was supplemented by plaintiffs on January 27, 1998.

On October 10, 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Growth Fund, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted the motion on December 8, 1997. On December 15, 1997, plaintiffs filed with the Eleventh Circuit a notice of appeal from the district court's order granting defendants' motion to compel arbitration and to stay the proceedings, and of the district court's September 24, 1997 order denying plaintiffs' motion to remand and dismissing the claims of the California plaintiff. Plaintiffs filed an amended notice of appeal on December 31, 1997. The PLM Entities believe that the allegations of the Koch action are completely without merit and intend to continue to defend this matter vigorously.

On June 5, 1997, the PLM Entities were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in PLM Equipment Growth Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships for which FSI acts as the general partner, including the Growth Funds. The complaint alleges the same facts and the same nine causes of action as in the Koch action, plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, constructive fraud, unjust enrichment, violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code Section 3345.

On July 31, 1997, the PLM Entities filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. By memorandum and order dated October 23, 1997, the district court denied the PLM Entities' petition to compel arbitration. On November 5, 1997, the PLM Entities filed an expedited motion for leave to file a motion for reconsideration of this order, which motion was granted on November 14, 1997. The parties have agreed to have oral argument on the reconsideration motion set for April 23, 1998. The state court action has been stayed pending the district court's decision on this motion.

In connection with her opposition to the Company's petition to compel arbitration, on August 22, 1997, the plaintiff filed an amended complaint with the state court alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Section 1709 and 1710. Plaintiff has also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required. The PLM Entities believe that the allegations of the amended complaint in the Romei action are completely without merit and intend to defend this matter vigorously.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1997.










                      (This space intentionally left blank)

                                     PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is entitled to a 5% interest in the profits and losses and distributions of the Partnership. The General Partner is the sole holder of such interest. Gross income in each year of the Partnership is specially allocated to the General Partner to the extent necessary to cause the capital account balance of the General Partner to be zero as of the close of such year. The remaining interests in the profits and losses and distributions of the Partnership are owned, as of December 31, 1997, by the 9,667 holders of units in the Partnership.

There are several secondary exchanges that will facilitate sales and purchases of limited partnership units. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, generally are viewed as inefficient vehicles for the sale of partnership units. There is presently no public market for the units and none is likely to develop. To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the units can not be transferred without the consent of the General Partner, which may be withheld at its absolute discretion. The General Partner intends to monitor transfers of units in an effort to ensure that they do not exceed the number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not a U.S. citizen or if the transfer would cause any portion of the units to be treated as plan assets. The Partnership may redeem a certain number of units each year. As of December 31, 1997, the Partnership had repurchased a cumulative total of 121,580 units at a cost of $1.6 million. The General Partner does not intend to repurchase any additional units on behalf of the Partnership during 1998.



















                      (This space intentionally left blank)

ITEM 6.  SELECTED FINANCIAL DATA

Table  2,  below,   lists  selected  financial  data  for  the  Partnership  (in thousands):


                                     TABLE 2

                               For the years ended
                  December 31, 1997, 1996, 1995, 1994, and 1993
         (in thousands of dollars, except weighted-average unit amounts)

                                                 1997            1996             1995            1994             1993
                                            --------------------------------------------------------------------------------

Operating results:
  Total revenues                              $  16,378       $   22,120      $   21,410       $  24,367       $   27,925
  Net gain on disposition
    of equipment                                  2,830            3,179             530           3,336              179
  Loss on revaluation of
    equipment                                        --               --            (417)           (820)              --
  Equity in net income (loss) of uncon-
    solidated special-purpose entities            2,952             (331)             --              --               --
  Net income (loss)                               2,098           (4,119)         (3,611)         (5,112)          (6,380)

At year end:
  Total assets                                $  46,089       $   59,009      $   71,924       $  82,773       $   98,453
  Total liabilities                              24,862           34,100          35,449          35,997           38,880
  Notes payable                                  21,000           29,250          30,800          30,800           33,000

Cash distribution                             $   5,780       $    7,271      $    6,443       $   7,523       $   14,628

Cash distribution representing a
    return of capital                         $   3,682       $    6,908      $    6,124       $   7,135       $   13,891

Per weighted-average limited partnership unit:

Net income (loss)                             $    0.21       $    (0.52)     $    (0.45)      $   (0.63)      $    (0.82)

Cash distribution                             $    0.64       $     0.80      $     0.71       $    0.82       $     1.60

Cash distribution representing a
    return of capital                         $    0.43       $     0.80      $     0.71       $    0.82       $     1.60


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A)     Introduction

Management's discussion and analysis of financial condition and results of operations relates to the financial statements of PLM Equipment Growth Fund IV (the Partnership). The following discussion and analysis of operations focuses on the performance of the Partnership's equipment in various sectors of the transportation industry and its effect on the Partnership's overall financial condition.

(B)      Results of Operations -- Factors Affecting Performance

(1)      Re-leasing and Repricing Activity

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for transportation equipment include supply and demand for similar or comparable types or kinds of transport capacity, desirability of the equipment in the lease market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, various regulations concerning the use of the equipment, and others. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent one can result in a reduction of contribution to the Partnership. The Partnership experienced re-pricing exposure in 1997 primarily in its marine vessel, trailer, and marine container portfolios.

     (a) Marine Vessels: The Partnership's marine vessels operated in the time charter market during 1997. During 1996, the Partnership's marine vessel was locked into a time charter for eleven months and renewed its time charter during December 1996 at a lower rate. Although time charter rates remained constant from late 1996 through 1997, the Partnership saw a decline in revenues due to the decline in time charter rates from 1996.

     (b) Trailers: The Partnership's trailer portfolio operates in short-term rental facilities or with short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing and repricing activity.

     (c) Marine Containers: The majority of the Partnership's marine container portfolio operates in utilization-based leasing pools and as such was highly exposed to re-leasing and repricing activity. The Partnership's marine container contributions declined from 1996 to 1997, due to equipment sales and soft market conditions that caused a decline in re-leasing activity.

(2)  Equipment Liquidations and Nonperforming Lessees

Liquidation of Partnership equipment represents a reduction in the size of the equipment portfolio, and will result in reduction of net contributions to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the leases, can result not only in reductions in net contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession and legal fees. The Partnership experienced the following in 1997:

     (a) Liquidations: During 1997, the Partnership sold a marine vessel, an aircraft engine, marine containers, railcars, and trailers for $8.5 million. The sale proceeds of this equipment represented approximately 42% of the original cost of these assets. The Partnership used the majority of these proceeds to make a required principal payment of $8.3 million.

     (b) Nonperforming Lessees: During 1997 the Partnership repossessed one aircraft from a lessee that did not comply with the terms of the lease agreement. The Partnership incurred legal fees, repossession costs, and repair costs associated with this aircraft. In addition, the Partnership wrote off all outstanding receivables from this lessee. Currently the Partnership expects to sell this asset in 1998.



(3)      Reinvestment Risk

During the first six years of operations, the Partnership increased its equipment portfolio by investing surplus cash in additional equipment after fulfilling operating requirements and paying distributions to the partners. Subsequent to the end of the reinvestment period that concluded on December 31, 1996, the Partnership will continue to operate for an additional two years, then begin an orderly liquidation over an anticipated two-year period.

(4)      Equipment Valuation and Write-downs

In March 1995, the Financial Accounting Standards Board (FASB) issued statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material, as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the Partnership reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. The carrying value of a commuter aircraft was reduced by $0.4 million in 1995 and sold in the second quarter of 1995. No write-downs were required in 1997 or 1996.

As of December 31, 1997, the General Partner estimated the current fair market value of the Partnership's equipment portfolio, including equipment owned by unconsolidated special-purpose entities, to be approximately $63.5 million.

(C) Financial Condition -- Capital Resources, Liquidity, and
    Unit Redemption Plan

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Partnership's limited partnership agreement. In addition, the Partnership, under its current loan agreement, does not have the capacity to incur additional debt. The Partnership relies on operating cash flow to meet its operating obligations and make cash distributions to limited partners.

For the year ended December 31, 1997, the Partnership generated $5.9 million in operating cash (net cash provided by operating activities plus cash distributions from unconsolidated special-purpose entities) to meet its operating obligations and maintain the current level of distributions (total 1997 of $5.8 million) to the partners.

As of December 31, 1997, the Partnership had one loan outstanding totaling $21.0 million. The remaining balance of this loan is due in two yearly principal payments of $8.2 million on July 1, 1998 and 1999, and $4.6 million in 2000. The Partnership expects that the proceeds from equipment sales and operating cash flows will be sufficient to make these payments. The interest on the loan is fixed at 9.75%. The loan agreement requires the Partnership to maintain a net worth ratio of at least 33.33% of the fair market value of equipment plus cash.

Pursuant to its prospectus, beginning January 1, 1993, if the number of units made available for purchase by limited partners exceeds the number that can be purchased with reinvestment plan proceeds during any calendar year, then the Partnership may redeem up to 2% of the outstanding units each year, subject to certain terms and conditions. The purchase price to be offered for such units is to be equal to 110% of the unrecovered principal attributed to the units, where unrecovered principal is defined as the excess of the capital contribution attributable to a unit over the distributions from any source paid with respect to that unit. The Partnership does not intend to repurchase any units in 1998.

During December 1997, the General Partner amended and restated its joint short-term credit facility (the Committed Bridge Facility). The Partnership is no longer included as a borrower.

(D)      Results of Operations -- Year-to-Year Detailed Comparison

(1) Comparison of Partnership's Operating Results for the Years Ended December 31, 1997 and 1996


(a)       Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, marine equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1997, compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                              For the Years
                                                                            Ended December 31,
                                                                          1997              1996
                                                                      ------------------------------
Aircraft                                                                $ 3,971           $ 2,487
Rail equipment                                                            2,526             2,251
Trailers                                                                  1,244             1,595
Marine containers                                                           935             1,191
Marine vessels                                                              445             2,232
Mobile offshore drilling unit                                                --               163


Aircraft: Aircraft lease revenues and direct expenses were $4.2 million and $0.2 million, respectively, for the year ended December 31, 1997, compared to $5.1 million and $2.6 million, respectively, during the same period of 1996. The decrease in lease revenues in the year ended December 31, 1997 was due to the off-lease status of an aircraft, when compared to the same period in 1996 when the aircraft was on lease for the first eight months. The decrease was also attributable to another aircraft coming off lease in August 1997, which was on lease for the year ended December 31, 1996. The decrease caused by these off-lease aircraft, was offset, in part, by the purchase of a Dash 8-300 aircraft at the end of the second quarter of 1996, which was on lease for the entire year of 1997. Direct expenses decreased due to costs incurred for repairs on an aircraft and the overhaul of four engines on another aircraft in the year ended December 31, 1996, which were not required in 1997.

Rail equipment: Railcar lease revenues and direct expenses were $3.6 million and $1.1 million, respectively, for the year ended December 31, 1997, compared to $3.6 million and $1.4 million, respectively, during the same period of 1996. The increase in railcar contribution resulted from running repairs required on certain of the railcars in the fleet during 1996, which were not needed during 1997.

Trailers: Trailer lease revenues and direct expenses were $2.0 million and $0.7 million, respectively, for the year ended December 31, 1997, compared to $2.0 million and $0.4 million, respectively, during the same period of 1996. Trailer contributions decreased in the year ended December 31, 1997, compared to the same period in 1996, due to a group of trailers that required refurbishment in 1997 prior to making the transition into short-term rental facilities operated by an affiliate of the General Partner. There were no similar expenses in 1996.

Marine containers: Marine container lease revenues and direct expenses were $0.9 million and $13,000, respectively, for the year ended December 31, 1997, compared to $1.2 million and $23,000, respectively, during the same period of 1996. Marine container contributions decreased due to sales and dispositions over the past 12 months.

Marine vessels: Marine vessel lease revenues and direct expenses were $2.0 million and $1.5 million, respectively, for the year ended December 31, 1997, compared to $6.6 million and $4.4 million, respectively, during the same period of 1996. Marine vessel contributions decreased due to the sale of a marine vessel in January 1997. In addition, lease revenues declined during 1997 for the remaining marine vessel, due to lower re-lease rates as a result of a softer bulk-carrier vessel market.

Mobile offshore drilling unit (rig): The rig was sold in the second quarter of 1996, resulting in the elimination of any contribution in the year ended December 31, 1997. Revenues and expenses were $0.2 million and $1,000, respectively, in the year ended December 31, 1996.


(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $13.6 million for the year ended December 31, 1997 decreased from $17.0. million for the same period in 1996. The significant variances are explained as follows:

     (1) A $2.5 million decrease in depreciation and amortization expenses from 1996 levels reflects the sale of certain assets during 1997 and 1996 and the use of the double-declining balance depreciation method, which results in greater depreciation in the first years an asset is owned.

     (2) The $0.6 million decrease in bad debt expenses was due to the General Partner's evaluation of the collectibility of receivables due from certain lessees.

     (3) A $0.7 million decrease in interest expense was due to lower average borrowings outstanding during the year ended December 31, 1997, compared to the same period in 1996. In November 1996, the Partnership prepaid $1.5 million of its outstanding debt. In addition, in July 1997 the Partnership paid the first annual principal payment of $8.3 million of the outstanding debt.

     (4) A $0.2 million decrease in management fee to affiliates reflects the lower levels of lease revenues in the year ended December 31, 1997.

     (5) A $0.5 million increase in administrative expenses from 1996 levels resulted from additional legal fees to collect outstanding receivables due from aircraft lessees.

(c) Interest and Other Income

Interest and other income increased $0.6 million in the year ended December 31, 1997, compared to the same period in 1996, due to the following:

     (1) The recognition in 1997 of $0.5 million in loss of hire and general claims insurance recovery relating to generator repairs on one marine vessel.

     (2) An increase of $0.1 million in interest income due to higher average cash balances compared to the same period in 1996.

(d) Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the year ended December 31, 1997 totaled $2.8 million, which resulted from the sale or disposal of marine containers, trailers, railcars, an aircraft engine, and a marine vessel, with an aggregate net book value of $6.7 million, and unused drydock reserves of $1.0 million, for aggregate proceeds of $8.5 million. For the year ended December 31, 1996, the $3.2 million net gain on disposition of equipment resulted from the sale or disposal of marine containers, railcars, a trailer, an aircraft, and a mobile offshore drilling unit, with an aggregate net book value of $9.9 million, for aggregate proceeds of $13.1 million.

(e) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                              For the Years
                                                                            Ended December 31,
                                                                          1997              1996
                                                                      ------------------------------
Aircraft                                                                $ 3,924           $  (315)
Marine vessels                                                             (972 )             (16)


Aircraft: As of December 31, 1997, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. As of December 31, 1996, the Partnership owned an interest in a trust that owns six commercial aircraft and had an interest in a trust that owns two commercial aircraft on direct finance lease. During the year ended December 31, 1997, revenues of $1.5 million and the gain from the sale of the Partnership's interest in the trust that owned six commercial aircraft of $3.4 million during December were offset by depreciation and administrative expenses of $1.0 million. During the same period of 1996, revenues of $1.1 million were offset by depreciation and administrative expenses of $1.4 million. Lease revenues increased in the year ended December 31, 1997 due to the investment in the trust owning two aircraft on a direct finance lease, which was acquired in the latter part of 1996, and thus it had no contribution for the year ended December 31, 1996. The contribution for the investment in a trust owning commercial aircraft on an operating lease was significantly impacted by depreciation charges, which are greatest in the early years due to the use of the double-declining balance method of depreciation. The trust depreciated this aircraft investment over a period of six years.

Marine vessel: As of December 31, 1997 and 1996, the Partnership had an interest in an entity owning a marine vessel. Marine vessel revenues and expenses were $1.1 million and $2.1 million, respectively, for the year ended December 31, 1997, compared to $1.7 million and $1.7 million, respectively, during the same period in 1996. Lease revenue decreased in the year ended December 31, 1997 due to lower re-lease rates as a result of a softer bulk-carrier vessel market. Direct expenses increased in the year ended December 31, 1997 due to increased survey, repairs, and maintenance expenses.

(f)      Net Income (Loss)

As a result of the foregoing, the Partnership's net income was $2.1 million for the year ended December 31, 1997, compared to a net loss of $4.1 million during the same period of 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the year ended December 31, 1997 is not necessarily indicative of future periods. In the year ended December 31, 1997, the Partnership distributed $5.5 million to the limited partners, or $0.64 per weighted-average limited partnership unit.

(2) Comparison of Partnership's Operating Results for the Years Ended December 31, 1996 and 1995


(a)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1996 when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                              For the Years
                                                                            Ended December 31,
                                                                          1996              1995
                                                                      ------------------------------
Aircraft                                                                $ 2,487           $ 5,540
Rail equipment                                                            2,251             2,837
Marine vessels                                                            2,232             2,496
Trailers                                                                  1,595               943
Marine containers                                                         1,191             1,218
Mobile offshore drilling unit                                               163               224


Aircraft: Aircraft lease revenues and direct expenses were $5.1 million and $2.6 million, respectively, for the year ended December 31, 1996, compared to $5.9 million and $0.4 million, respectively, during the same period of 1995. The decrease in revenue was attributable to the sale of two aircraft in 1995 and the off-lease status of another aircraft that was repossessed from the lessee in the third quarter of 1996. The repossessed aircraft earned revenue for the entire year of 1995, compared to eight months of 1996. The decrease was offset, in part, by the purchase of a Dash 8-300 aircraft at the end of the second quarter of 1996. Direct expenses increased due to the overhaul of four engines on an aircraft sold at the end of 1996. This aircraft had been off lease for approximately two years. In addition, repairs on the repossessed aircraft were required to meet airworthiness conditions before it could be re-leased.

Rail equipment: Railcar lease revenues and direct expenses were $3.6 million and $1.4 million, respectively, for the year ended December 31, 1996, compared to $3.6 million and $0.8 million, respectively, during the same period of 1995. Although the railcar fleet remained relatively the same size for both periods, the decrease in railcar contribution resulted from running repairs required on certain of the railcars in the fleet during 1996 that were not needed during 1995.

Marine vessels: Marine vessel lease revenues and direct expenses were $6.6 million and $4.4 million, respectively, for the year ended December 31, 1996, compared to $6.3 million and $3.8 million, respectively, during the same period of 1995. Lease revenue increased due to higher charter rates earned for a marine vessel that switched from a utilization-based pooling arrangement to a fixed-rate time charter in the beginning of 1996. In addition, revenues increased due to the higher profit-sharing revenue earned on another marine vessel in the year ended December 31, 1996, compared to the same period in 1995. Direct expenses increased due to higher estimated future drydock costs for both marine vessels in the year ended December 31, 1996, when compared to the same period in 1995.

Trailers: Trailer lease revenues and direct expenses were $2.0 million and $0.4 million, respectively, for the year ended December 31, 1996, compared to $1.3 million and $0.4 million, respectively, during the same period of 1995. The increase in lease revenues was primarily due to the addition of 333 trailers in 1995.

Marine containers: Marine container lease revenues and direct expenses were $1.2 million and $23,000, respectively, for the year ended December 31, 1996, compared to $1.6 million and $0.4 million during the same period of 1995. Lease revenues have decreased due to sales and dispositions of marine containers over the last 12 months and lower utilization. Direct expenses have decreased primarily due to repairs performed on 327 marine containers in 1995.

Mobile offshore drilling unit (rig): The Partnership's rig was sold in the second quarter of 1996, resulting in the elimination of contribution in the third quarter. Rig lease revenues and direct expenses were $0.2 million and $1,000, respectively, for the year ended December 31, 1996, compared to $0.2 million and $45,000, respectively, during the same period of 1995.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses decreased to $17.0 million in 1996 from $17.3 million in 1995. The variances are explained as follows:

     (1) A $1.5 million decrease in depreciation and amortization expenses from 1995 levels reflects the sale of certain assets during 1996 and 1995.

     (2) A $0.1 million decrease in management fees to affiliates reflects the lower levels of lease revenues in the year ended December 31, 1996, as compared to the same period in 1995.

     (3) A $1.0 million increase in bad debt expense reflects the General Partner's evaluation of the collectibility of receivables due from two aircraft lessees that encountered financial difficulties.

     (4) A $0.3 million increase in general and administrative expenses from 1995 levels results from the increased administrative costs associated with the short-term rental facilities due to additional trailers operating in the facilities in the first months of 1996, compared to the same period in 1995.

(c) Loss on Revaluation of Equipment

Loss on revaluation of equipment of $0.4 million in 1995 resulted from the reduction of the net book value of an aircraft to its estimated fair market value less cost to sell. This aircraft was sold in the second quarter of 1995. There was no loss on revaluation of equipment in the year ended December 31, 1996.

(d) Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the year ended December 31, 1996 totaled $3.2 million, which resulted from the sale or disposal of marine containers, railcars, trailers, an aircraft, and a mobile offshore drilling unit, with an aggregate net book value of $9.9 million, for aggregate proceeds of $13.1 million. For the year ended December 31, 1995, the $0.5 million net gain on disposition of equipment resulted from the sale or disposal of marine containers, aircraft, and trailers, with an aggregate net book value of $5.7 million, for aggregate proceeds of $6.2 million.

(e)      Interest and Other Income

Interest and other income decreased $0.1 million during the year ended December 31, 1996, which was due primarily to lower interest rates earned on cash balances available for investments when compared to the same period of 1995.

(f)      Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                              For the Years
                                                                            Ended December 31,
                                                                          1996              1995
                                                                      ------------------------------
Aircraft                                                                $  (315 )         $  (263)
Marine vessels                                                              (16 )             203


Aircraft: Revenues and expenses were $1.1 million and $1.4 million, respectively, for the year ended December 31, 1996, compared to $0.2 million and $0.5 million, respectively, for the same period in 1995. The investment in a trust owning 737-200A commercial aircraft was acquired at the end of the third quarter of 1995. The net contribution is significantly impacted by the depreciation charges that are greatest in the early years due to the use of the double-declining balance method of depreciation. The trust depreciates this investment over a six-year period.

Marine vessel: As of December 31, 1996 and 1995, the Partnership had an interest in an entity that owns a marine vessel. Revenues and expenses were $1.7 million and $1.7 million, respectively, for the year ended December 31, 1996, compared to $1.2 million and $1.0 million, respectively, for the same period in 1995. At the end of 1995, this marine vessel was transferred from a bare-boat charter to a time charter. Time charters have higher revenues associated with them since the owner pays for costs, such as operating costs, normally borne by the lessees under bare-boat charters. In addition, lease revenue decreased slightly as a result of this marine vessel being off lease for about 18 days in the first quarter of 1996 due to scheduled drydocking repairs.

(g)      Net Loss

As a result of the foregoing, the Partnership's net loss was $4.1 million for the year ended December 31, 1996, compared to a net loss of $3.6 million in the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the life of the Partnership is subject to many factors, and the Partnership's performance in the year ended December 31, 1996 is not necessarily indicative of future periods. For the year ended December 31, 1996, the Partnership distributed $6.9 million to the limited partners, or $0.80 per weighted-average limited partnership unit.

(E)      Geographic Information

Certain of the Partnership's equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized generally through the avoidance of operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets, and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to
Note 3 to the financial statements for information on the revenues, income, and net book value of equipment in various geographic regions.

Revenues and net income by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges, which are greatest in the early years due to the use of the double-declining balance method of depreciation. The relationships of geographic revenues, net income (loss), and net book value of equipment are expected to significantly change in the future as additional equipment is sold or disposed of in various equipment markets and geographic areas. An explanation of the current relationships is presented below.

The Partnership's owned equipment on lease to United States-domiciled lessees consists of trailers, railcars, and aircraft. During 1997, lease revenues in the United States accounted for 37% of the lease revenues of wholly and partially owned equipment, while net income accounted for $1.1 million of the total aggregate net income for the Partnership of $2.1 million.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to Canadian-domiciled lessees consists of railcars and aircraft. During 1997, lease revenues accounted for 22% of total lease revenues of wholly and partially owned equipment, while net income accounted for $3.3 million of the total aggregate net income for the Partnership of $2.1 million. The primary reason for this revenue is that a large gain was realized from the sale of assets in this geographic region.

The Partnership's owned equipment on lease to South Asia-domiciled lessees accounted for 6% of the lease revenues of wholly and partially owned equipment and generated a net loss of $2.0 million, when compared to the total aggregate net income for the Partnership of $2.1 million. The primary reason for this loss is that during 1997, the lessee of the Partnership's aircraft in South Asia encountered financial difficulties, forcing the Partnership to establish reserves against receivables, due to the General Partner's determination that ultimate collection of these rents is uncertain.

South American operations consisted of an owned aircraft. Lease revenues accounted for 8% of total lease revenues of wholly and partially owned equipment, while net income accounted for $0.5 million in profit, compared to total aggregate net income of $2.1 million for the entire Partnership.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to lessees in the rest of the world consists of marine containers and marine vessels and accounted for 27% of lease revenues of wholly and partially owned equipment, while the net income accounted for $1.6 million. The primary reason for this revenue is that the Partnership sold a marine vessel for a gain of $2.3 million in this geographic region.

(F)      Year 2000 Compliance

The General Partner is currently addressing the Year 2000 computer software issue. The General Partner is creating a timetable for carrying out any program modifications that may be required. The General Partner does not anticipate that the cost of these modifications allocable to the Partnership will be material.

(G)      Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Partnership's fiscal year ended December 31, 1998, with earlier application permitted. The effect of adoption of these statements will be limited to the form and content of the Partnership's disclosures and will not impact the Partnership's results of operations, cash flow, or financial position.


(H)  Inflation

Inflation had no significant impact on the Partnership's operations during 1997, 1996, or 1995.

(I)  Forward-Looking Information

Except for historical information contained herein, the discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Partnership's actual results could differ materially from those discussed here.


(J)  Outlook for the Future

In 1998, the Partnership will be in its holding or passive liquidation phase. The General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner anticipates that the liquidation of Partnership assets will be completed by the scheduled termination of the Partnership at the end of the year 2000.

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay loan principal on debt, and pay cash distributions to the investors.

(1)      Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with any accuracy and preclude the General Partner from determining the impact of such changes on Partnership operations, purchases, or sale of equipment.

(2) Distributions

Pursuant to the limited partnership agreement, the Partnership ceased to reinvest in additional equipment beginning in its seventh year of operations, which commenced on January 1, 1997. The General Partner intends to pursue a strategy of selectively re-leasing equipment to achieve competitive returns, or of selling equipment that is underperforming or whose operation becomes prohibitively expensive, in the period prior to the final liquidation of the Partnership. During this time, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations and make distributions to the partners. Although the General Partner intends to maintain a sustainable level of distributions prior to final liquidation of the Partnership, actual Partnership performance and other considerations may require adjustments to then-existing distribution levels. In the long term, changing market conditions and used equipment values may preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity. Consequently, the General Partner cannot establish future distribution levels with any certainty at this time.

As of the fourth quarter of 1997, the cash distribution rate was reduced to more closely reflect current and expected net cash flows from operations. Continued weak market conditions in certain equipment sectors and equipment sales have reduced overall lease revenues in the Partnership to the point where reductions in distribution levels were necessary. In addition, with the Partnership expected to enter the active liquidation phase in the near future, the size of the Partnership's remaining equipment portfolio, and, in turn, the amount of net cash flows from operations, will continue to become progressively smaller as assets are sold. Although distribution levels will be reduced, significant asset sales may result in potential special distributions to Unitholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PLM INTERNATIONAL AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) and of PLM Financial Services, Inc. are as follows:


Name                                     Age                   Position
-------------------------------------------------------------------------------------------------------------------------

Robert N. Tidball                        59                    Chairman of the Board, Director, President, and
                                                               Chief Executive Officer, PLM International, Inc.;
                                                               Director, PLM Financial Services, Inc.;
                                                               Vice President, PLM Railcar Management Services, Inc.;
                                                               President, PLM Worldwide Management Services Ltd.

Randall L.-W. Caudill                    50                    Director, PLM International, Inc.

Douglas P. Goodrich                      51                    Director and Senior Vice President, PLM International;
                                                               Director and President, PLM Financial Services, Inc.;
                                                               President, PLM Transportation Equipment Corporation;
                                                               President, PLM Railcar Management Services, Inc.

Harold R. Somerset                       63                    Director, PLM International, Inc.

Robert L. Witt                           57                    Director, PLM International, Inc.

J. Michael Allgood                       49                    Vice President and Chief Financial Officer,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Stephen M. Bess                          51                    President, PLM Investment Management, Inc.
                                                               and PLM Securities Corp.; Vice President and Director,
                                                               PLM Financial Services, Inc.

Richard K Brock                          35                    Vice President and Corporate Controller,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Frank Diodati                            43                    President, PLM Railcar Management Services Canada Limited

Steven O. Layne                          43                    Vice President, PLM Transportation Equipment Corporation;
                                                               Vice President, PLM Worldwide Management Services Ltd.

Susan C. Santo                           35                    Vice President, Secretary, and General Counsel,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Thomas L. Wilmore                        55                    Vice President, PLM Transportation Equipment Corporation;
                                                               Vice President, PLM Railcar Management Services, Inc.


Robert N. Tidball was appointed Chairman of the Board in August 1997 and President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment to President and Chief Executive Officer, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989. Mr. Tidball was appointed Director of PLM Financial Services, Inc. in July 1997 and was elected President of PLM Worldwide Management Services Limited in February 1998. He has served as an officer of PLM Railcar Management Services, Inc. since June 1987. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, he was Vice President, General Manager, and Director of North American Car Corporation and a director of the American Railcar Institute and the Railway Supply Association.

Randall L.-W. Caudill was elected to the Board of Directors in September 1997. He is President of Dunsford Hill Capital Partners, a San Francisco-based financial consulting firm serving emerging growth companies in the United States and abroad, as well as a senior advisor to the investment banking firm of Prudential Securities, where he has been employed since 1987. Mr. Caudill also serves as a director of VaxGen, Inc. and SBE, Inc.

Douglas P. Goodrich was elected to the Board of Directors in July 1996, appointed Senior Vice President of PLM International in March 1994, and appointed Director and President of PLM Financial Services, Inc. in June 1996. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989 and as President of PLM Railcar Management Services, Inc. since September 1992, having been a senior vice president since June 1987. Mr. Goodrich was an executive vice president of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corporation of Chicago, Illinois, from December 1980 to September 1985.

Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H Sugar), a recently acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H Sugar in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President of Agriculture and Vice President, General Counsel, and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the US Naval Academy. Mr. Somerset also serves on the boards of directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly held company.

Robert L. Witt was elected to the Board of Directors in June 1997. Since 1993, Mr. Witt has been a principal with WWS Associates, a consulting and investment group specializing in start-up situations and private organizations about to go public. Prior to that, he was Chief Executive Officer and Chairman of the Board of Hexcel Corporation, an international advanced materials company with sales primarily in the aerospace, transportation, and general industrial markets. Mr. Witt also serves on the boards of directors for various other companies and organizations.

J. Michael Allgood was appointed Vice President and Chief Financial Officer of PLM International in October 1992 and Vice President and Chief Financial Officer of PLM Financial Services, Inc. in December 1992. Between July 1991 and October 1992, Mr. Allgood was a consultant to various private and public-sector companies and institutions specializing in financial operations systems development. In October 1987, Mr. Allgood co-founded Electra Aviation Limited and its holding company, Aviation Holdings Plc of London, where he served as Chief Financial Officer until July 1991. Between June 1981 and October 1987, Mr. Allgood served as a first vice president with American Express Bank Ltd. In February 1978, Mr. Allgood founded and until June 1981 served as a director of Trade Projects International/Philadelphia Overseas Finance Company, a joint venture with Philadelphia National Bank. From March 1975 to February 1978, Mr. Allgood served in various capacities with Citibank, N.A.

Stephen M. Bess was appointed Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Securities Corporation in June 1996 and President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

Richard K Brock was appointed Vice President and Corporate Controller of PLM International and PLM Financial Services, Inc. in June 1997, having served as an accounting manager beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994. Mr. Brock was a division controller of Learning Tree International, a technical education company, from February 1988 through July 1991.

Frank Diodati was appointed President of PLM Railcar Management Services Canada Limited in 1986. Previously, Mr. Diodati was Manager of Marketing and Sales for G.E. Railcar Services Canada Limited.

Steven O. Layne was appointed Vice President of PLM Transportation Equipment Corporation's Air Group in November 1992, and was appointed Vice President and Director of PLM Worldwide Management Services Limited in September 1995. Mr. Layne was its Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was Director of Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a major in the United States Air Force Reserves and a senior pilot with 13 years of accumulated service.

Susan C. Santo became Vice President, Secretary, and General Counsel of PLM International and PLM Financial Services, Inc. in November 1997. She has worked as an attorney for PLM International since 1990 and served as its Senior Attorney since 1994. Previously, Ms. Santo was engaged in the private practice of law in San Francisco. Ms. Santo received her J.D. from the University of California, Hastings College of the Law.

Thomas L.  Wilmore was  appointed  Vice  President,  Rail of PLM  Transportation
Equipment Corporation in March 1994, and has served as Vice President of Marketing for PLM Railcar Management Services, Inc. since May 1988. Prior to joining PLM, Mr. Wilmore was Assistant Vice President and Regional Manager for MNC Leasing Corporation in Towson, Maryland from February 1987 to April 1988. From July 1985 to February 1987, he was President and co-owner of Guardian Industries Corporation, Chicago, and between December 1980 and July 1985, Mr. Wilmore was an executive vice president for its subsidiary, G.I.C. Financial Services Corporation. Mr. Wilmore also served as Vice President of Sales for Gould Financial Services, located in Rolling Meadows, Illinois, from June 1978 to December 1980.

The directors of PLM International are elected for a three-year term and the directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM International or PLM Financial Services, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership has no pension, profit-sharing, retirement, or similar benefit plan in effect as of December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security Ownership of Certain Beneficial Owners

         The General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership. At December 31, 1997, no investor was known by the General Partner to beneficially own more than 5% of the Units of the Partnership.

     (b)      Security Ownership of Management

         Neither the General Partner and its affiliates nor any officer or director of the General Partner and its affiliates own any units of the Partnership as of December 31, 1997.

 ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)      Transactions with Management and Others

         During 1997, management fees to IMI were $0.6 million. The Partnership reimbursed FSI and its affiliates $0.5 million for administrative and data processing services performed on behalf of the Partnership in 1997. The Partnership paid Transportation Equipment Indemnity Company Ltd. (TEI), a wholly-owned, Bermuda-based subsidiary of PLM International, $0.1 million for insurance coverages during 1997, which amounts were paid substantially to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

         During 1997, the unconsolidated special-purpose entities paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees, $0.1 million, and administrative and data processing services, $35,000. The unconsolidated special-purpose entities also paid TEI $0.1 million for insurance coverages during 1997.

     (b)      Certain Business Relationships

         None.

     (c)      Indebtedness of Management

         None.

     (d)      Transactions with Promoters

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)    1.       Financial Statements

              The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

     (b)    Reports on Form 8-K

              None.

     (c)      Exhibits

     4. Limited Partnership Agreement of registrant, incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-27746), which became effective with the Securities and Exchange Commission on May 23, 1989.

     10.1 Management   Agreement   between   Partnership   and  PLM   Investment
          Management, Inc., incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-27746), which became effective with the Securities and Exchange Commission on May 23, 1989.

     10.2 Note Agreement, dated as of July 1, 1990, regarding $33.0 million in 9.75% senior notes due July 1, 2000, incorporated by reference to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1991.

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



Date:  March 24, 1998               PLM EQUIPMENT GROWTH FUND IV
                                    PARTNERSHIP

                                    By:      PLM Financial Services, Inc.
                                             General Partner


                                    By:      /s/ Douglas P. Goodrich
                                             -----------------------------
                                             Douglas P. Goodrich
                                             President and Director


                                    By:      /s/ Richard K Brock
                                             -----------------------------
                                             Richard K Brock
                                             Vice President and
                                             Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                         Capacity                           Date


*________________
Robert N. Tidball          Director, FSI                   March 24, 1998


*________________
Douglas P. Goodrich        Director, FSI                   March 24, 1998


*________________
Stephen M. Bess            Director, FSI                   March 24, 1998

*Susan Santo, by signing her name hereto does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



/s/ Susan Santo
-----------------------
Susan Santo
Attorney-in-Fact

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS


                                  (Item 14(a))


                                                                     Page

Report of independent auditors                                         27

Balance sheets as of December 31, 1997 and 1996                        28

Statements of operations for the years ended December 31, 1997,
     1996 and 1995                                                     29

Statements of changes in partners' capital for the years
     ended December 31, 1997, 1996 and 1995                            30

Statements of cash flows for the years ended December 31, 1997,
     1996 and 1995                                                     31

Notes to financial statements                                       32-40


All other financial statement schedules have been omitted, as the required information is not pertinent to the registrant or is not material, or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


The Partners
PLM Equipment Growth Fund IV

We have audited the financial statements of PLM Equipment Growth Fund IV as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund IV as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

/S/ KPMG PEAT MARWICK LLP
------------------------------

SAN FRANCISCO, CALIFORNIA
March 12, 1998

                          PLM EQUIPMENT GROWTH FUND IV
                            (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,
                 (in thousands of dollars, except unit amounts)






                                                                            1997                 1996
                                                                      -------------------------------------
Assets

Equipment held for operating leases, at cost                            $    87,520           $   89,766
Less accumulated depreciation                                               (56,215)             (50,784 )
                                                                      -------------------------------------
                                                                             31,305               38,982
Equipment held for sale                                                          --                5,524
                                                                      -------------------------------------
    Net equipment                                                            31,305               44,506

Cash and cash equivalents                                                     3,650                2,142
Restricted cash                                                                 247                  552
Accounts and note receivable, less allowance for doubtful
    accounts of $3,332 in 1997 and $2,329 in 1996                               954                1,477
Due from affiliate                                                               --                  357
Investments in unconsolidated special-purpose entities                        9,756                9,616
Lease negotiation fees to affiliate, less accumulated
    amortization of $203 in 1997 and $139 in 1996                                23                   86
Debt placement fees to affiliate, less accumulated
    amortization of $283 in 1997 and $275 in 1996                                96                  133
Prepaid expenses and other assets                                                58                  140
                                                                      -------------------------------------

      Total assets                                                      $    46,089           $   59,009
                                                                      =====================================

                                    Liabilities and partners' capital


Liabilities:
Accounts payable and accrued expenses                                   $     1,511           $    1,027
Due to affiliates                                                               256                  304
Lessee deposits and reserve for repairs                                       2,095                3,519
Notes payable                                                                21,000               29,250
                                                                      -------------------------------------
  Total liabilities                                                          24,862               34,100

Partners' capital:
Limited partners (8,628,420 limited partnership units
    as of December 31, 1997 and 1996)                                        21,227               24,909
General Partner                                                                  --                   --
                                                                      -------------------------------------
  Total partners' capital                                                    21,227               24,909
                                                                      -------------------------------------

      Total liabilities and partners' capital                           $    46,089           $   59,009
                                                                      =====================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                            (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
                        For the years ended December 31,
         (in thousands of dollars except weighted-average unit amounts)



                                                                           1997            1996            1995
                                                                      -----------------------------------------------
Revenues

Lease revenue                                                           $   12,684       $   18,671       $  20,475
Interest and other income                                                      864              270             405
Net gain on disposition of equipment                                         2,830            3,179             530
                                                                      ------------------------------------------------
  Total revenues                                                            16,378           22,120          21,410

Expenses

Depreciation and amortization                                                7,268            9,791          12,561
Equipment operating expenses                                                   795            2,445           2,282
Repairs and maintenance                                                      2,219            5,639           2,822
Interest expense                                                             2,450            3,109           3,126
Insurance expense to affiliate                                                  70              180             256
Other insurance expense                                                        566              622             552
Management fees to affiliate                                                   649              895           1,064
General and administrative expenses
    to affiliates                                                              519              606             563
Other general and administrative expenses                                    1,669              993             717
Bad debt expense                                                             1,027            1,628             661
Loss on revaluation of equipment                                                --               --             417
                                                                      ------------------------------------------------
      Total expenses                                                        17,232           25,908          25,021

Equity in net income (loss) of unconsolidated
    special-purpose entities                                                 2,952             (331)             --
                                                                      ------------------------------------------------

      Net income (loss)                                                 $    2,098       $   (4,119)      $  (3,611 )
                                                                      ================================================

Partners' share of net income (loss)

Limited partners                                                        $    1,803       $   (4,482)      $  (3,930 )
General Partner                                                                295              363             319
                                                                      ------------------------------------------------

      Total                                                             $    2,098       $   (4,119)      $  (3,611 )
                                                                      ================================================

Net income (loss) per  weighted-average  limited  partnership unit  (8,628,420, 8,633,331, and 8,647,516 limited partnership
    units in 1997, 1996, and 1995, respectively)                        $     0.21       $    (0.52)      $   (0.45 )
                                                                      ================================================

Cash distribution                                                       $    5,780       $    7,271       $   6,443
                                                                      ================================================

Cash distribution per weighted-average limited partnership unit         $     0.64       $     0.80       $    0.71
                                                                      ================================================


                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
(A Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For the years ended December 31, 1997, 1996, and 1995 (in thousands of dollars)




                                                        Limited             General
                                                        Partners            Partner             Total
                                                     -----------------------------------------------------

Partners' capital as of December 31, 1994              $  46,776           $     --          $   46,776

Net income (loss)                                         (3,930 )              319              (3,611)

Cash distribution                                         (6,124 )             (319)             (6,443)

Repurchase of limited partnership units                     (247 )               --                (247)
                                                     -----------------------------------------------------

Partners' capital as of December 31, 1995                 36,475                 --              36,475

Net income (loss)                                         (4,482 )              363              (4,119)

Cash distribution                                         (6,908 )             (363)             (7,271)

Repurchase of limited partnership units                     (176 )               --                (176)
                                                     -----------------------------------------------------

Partners' capital as of December 31, 1996                 24,909                 --              24,909

Net income                                                 1,803                295               2,098

Cash distribution                                         (5,485 )             (295)             (5,780)
                                                     -----------------------------------------------------

Partners' capital as of December 31, 1997              $  21,227           $     --          $   21,227
                                                     =====================================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,
                           (in thousands of dollars)



                                                                           1997              1996             1995
                                                                      -------------------------------------------------
Operating activities
Net income (loss)                                                       $    2,098       $   (4,119 )     $   (3,611 )
Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
  Depreciation and amortization                                              7,268            9,791           12,561
  Net gain on disposition of equipment                                      (2,830 )         (3,179 )           (530 )
  Loss on revaluation of equipment                                              --               --              417
  Equity in net (income) loss of unconsolidated special-
    purpose entities                                                        (2,952 )            331               --
  Changes in operating assets and liabilities:
    Restricted cash                                                            305               23               --
    Accounts and notes receivable, net                                         523            2,204           (1,009 )
    Due from affiliates                                                        357              (25 )           (332 )
    Prepaid expenses and other assets                                           82              (29 )            (21 )
    Accounts payable and accrued expenses                                      484              624              203
    Due to affiliates                                                          (48 )           (694 )           (103 )
    Lessee deposits and reserve for repairs                                   (433 )            279             (114 )
                                                                      -------------------
                                                                                       --------------------------------
      Net cash provided by operating activities                              4,854            5,206            7,461
                                                                      -------------------------------------------------

Investing activities
Purchase of equipment and capital repairs                                     (621 )         (5,542 )        (10,670 )
Equipment purchased for unconsolidated special-
    purpose entity                                                              --           (4,247 )             --
Payments of acquisition fees to affiliate                                       --             (247 )            (47 )
Payments of lease negotiation fees to affiliate                                 --              (12 )            (11 )
Proceeds from disposition of equipment                                       8,493           13,065            6,239
Distribution from liquidation of unconsolidated
    special-purpose entities                                                 1,736               --               --
Distribution from unconsolidated special-purpose entities                    1,076            1,680               --
                                                                      -------------------------------------------------
      Net cash provided by (used in) investing activities                   10,684            4,697           (4,489 )
                                                                      -------------------------------------------------

Financing activities
Repayment of notes payable                                                  (8,250 )         (1,550 )             --
Cash distribution paid to limited partners                                  (5,485 )         (6,908 )         (6,124 )
Cash distribution paid to General Partner                                     (295 )           (363 )           (319 )
Repurchase of limited partnership units                                         --             (176 )           (247 )
                                                                      -------------------------------------------------
      Net cash used in financing activities                                (14,030 )         (8,997 )         (6,690 )
                                                                      -------------------------------------------------

Net increase (decrease) in cash and cash equivalents                         1,508              906           (3,718 )

Cash and cash equivalents at beginning of year (see Note 4)                  2,142            1,236            5,629
                                                                      -------------------------------------------------

Cash and cash equivalents at end of year                                $    3,650       $    2,142       $    1,911
                                                                      =================================================

Supplemental information
Interest paid                                                           $    2,450       $    3,159       $    3,003
                                                                      =================================================

                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.   Basis of Presentation

     Organization

     PLM Equipment Growth Fund IV, a California limited partnership (the Partnership), was formed on March 25, 1989. The Partnership engages primarily in the business of owning and leasing used transportation and related equipment. The Partnership offering became effective May 23, 1989. The Partnership commenced significant operations in September 1989. PLM Financial Services, Inc. (FSI) is the General Partner. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International).

     The Partnership will terminate on December 31, 2009, unless terminated earlier upon sale of all equipment or by certain other events. At the conclusion of the Partnership's sixth year of operations, on December 31, 1996, the General Partner stopped reinvesting excess cash and started distributing any funds remaining after payment of normal operating expenses and debt payments to the Partners. Beginning in the Partnership's ninth year of operations, the General Partner intends to begin an orderly liquidation of the Partnership's assets. The General Partner anticipates that the liquidation of the assets will be completed by the end of the Partnership's tenth year of operations.

     FSI manages the affairs of the Partnership. The net income (loss) and distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner (see Net Income (Loss) and Distribution per Unit, below). The General Partner is entitled to a subordinated incentive fee equal to 7.5% of surplus distributions, as defined in the limited partnership agreement, remaining after the limited partners have received a certain minimum rate of return.

     The General Partner has determined that it will not adopt a reinvestment plan for the Partnership. If the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds, then the Partnership may redeem up to 2% of the outstanding units each year, subject to certain terms and conditions. The purchase price to be offered by the Partnership for these units will be equal to 110% of the unrecovered principal attributable to the units. The unrecovered principal for any unit will be equal to the excess of (a) the capital contribution attributable to the units over (b) the distributions from any source paid with respect to the units. As of December 31, 1997, the Partnership had repurchased a cumulative total of 121,580 units at a cost of $1.6 million. The General Partner does not intend to repurchase any additional units on behalf of the Partnership during 1998.

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

     Operations

     The equipment of the Partnership is managed, under a continuing management agreement by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, syndicates investor programs, sells equipment to investor programs and third parties, manages pools of transportation equipment under agreements with the investor programs, and is a General Partner of other programs.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.   Basis of Presentation  (continued)

     Accounting for Leases

     The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease. Periodically, the Partnership leases equipment with lease terms that qualify for direct finance lease classification, as required by Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

     Depreciation and Amortization

     Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for aircraft, trailers, marine containers, and marine vessels. Certain aircraft are depreciated under the double-declining balance method depreciation over the lease term.
     Regardless of the depreciable life, the depreciation method changes to straight-line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees have been capitalized as part of the cost of the equipment. Lease negotiation fees are amortized over the initial equipment lease term. Debt issuance costs and debt placement fees are amortized over the term of the related loan. Organization costs were amortized over a 60-month period. Major expenditures are capitalized if they are expected to extend the useful lives or reduce future operating expenses of equipment and amortized over the remaining life of the equipment.

     Transportation Equipment

     In March 1995, the Financial Accounting Standards Board (FASB) issued statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material, as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the Partnership reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. The Partnership recorded a loss on revaluation of $0.4 million on certain aircraft during 1995. No loss on revaluation was required in 1997 or 1996.

     Equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or estimated fair market value, less costs to sell, and is subject to a pending contract for sale.

     Investments in Unconsolidated Special-Purpose Entities (USPEs)

     The Partnership has interests in unconsolidated special-purpose entities (USPEs) that own transportation equipment. These interests are accounted for using the equity method.

     The Partnership's investment in USPEs includes acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment
     Corporation (TEC), a wholly-owned subsidiary of FSI, and PLM Worldwide Management Services (WMS), a wholly-owned subsidiary of PLM International. The Partnership's equity interest in the net income of USPEs is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

   1.         Basis of Presentation  (continued)

     Repairs and Maintenance

     Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee, they are usually charged against operations as incurred. Estimated costs associated with marine vessel drydockings are accrued and charged to income ratably over the period prior to such drydocking. The reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs.

     Net Income (Loss) and Distribution per Limited Partnership Unit

     The net income (loss) and distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner. Gross income in each year is specially allocated to the General Partner to the extent, if any, necessary to cause the capital account balance of the General Partner to be zero as of the close of such year. The limited partners' net income (loss) and distributions are allocated based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner has participated in the Partnership.

     Cash distributions are recorded when paid. Monthly unitholders receive a distribution check 15 days after the close of the previous month and quarterly unitholders receive a distribution check 45 days after the close of the quarter

     Cash distributions to investors in excess of net income are considered to represent a return of capital. Cash distributions to the limited partners of $3.7 million, $6.9 million, and $6.1 million in 1997, 1996, and 1995, respectively, were deemed to be a return of capital.

     Cash distributions of $0.8 million, $1.7 million and $1.7 million for 1997, 1996, and 1995, respectively, relating to the fourth quarter of that year, were paid during January and February 1998, 1997, or 1996, respectively.

     Cash and Cash Equivalents

     The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments. Lessee security deposits held by the Partnership are considered restricted cash.

     Reclassifications

     Certain amounts in the 1995 financial statements have been reclassified to conform to the 1997 and 1996 presentations.

2.   General Partner and Transactions with Affiliates

     FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (a) the fees that would be charged by an independent third party for similar services for similar equipment or (b) the sum of (i) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (ii) 2% of the gross lease revenues attributable to equipment that is subject to full payout net leases, and
     (iii) 7% of

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

2.   General Partner and Transactions with Affiliates (continued)

     the gross lease revenues attributable to equipment, if any, that is subject to per diem leasing arrangements and thus is operated by the Partnership. Partnership management fees of $0.1 million and $0.3 million were payable at December 31, 1997 and 1996, respectively. The Partnership's proportional share of the USPE management fees of $11,000, and $8,000 were payable as of December 31, 1997 and 1996, respectively. The Partnership's proportional share of USPE management fees was $0.1 million and $0.2 million during 1997 and 1996, respectively. An affiliate of the General Partner is reimbursed for administrative and data processing services directly attributable to the Partnership, which were $0.5 million, $0.6 million, and $0.6 million during 1997, 1996, and 1995, respectively. The Partnership's proportional share of USPE administrative and data processing expenses was $35,000 and $38,000 during 1997 and 1996, respectively. Debt placement fees were paid to the General Partner in an amount equal to 1% of the Partnership's long-term borrowings, less any costs paid to unaffiliated parties related to obtaining the borrowing. TEC received a fee for arranging the acquisition of equipment and negotiating the initial lease of the equipment. The Partnership and USPEs paid or accrued lease negotiation and equipment acquisition fees of $0.5 million and $0.2 million to TEC and WMS in 1996 and 1995, respectively. The Partnership did not accrue lease negotiation and equipment acquisition fees during 1997.

     The Partnership paid $0.1 million, $0.2 million, and $0.3 million in 1997, 1996, and 1995, respectively, to Transportation Equipment Indemnity Company Ltd. (TEI), which provides marine insurance coverage and other insurance brokerage services. The Partnership's proportional share of USPE marine insurance coverage paid to TEI was $0.1 million during 1997 and 1996. TEI is an affiliate of the General Partner. A substantial portion of this amount was paid to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM
     International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

     As of December 31, 1997, approximately 72% of the Partnership's trailer equipment was in rental facilities operated by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

     The Partnership had an interest in certain equipment in conjunction with affiliated programs during 1997 and 1996 (see Note 4).

     The balance due from affiliates as of December 31, 1996 included $0.4 million due from TEI for settlement of an insurance claim for one of the Partnership's marine vessel that was sold in 1995. This settlement was received by TEI in December 1996 and paid to the Partnership in 1997.

     The balance due to affiliates as of December 31, 1997 includes $0.1 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated USPEs. The balance due to affiliates as of December 31, 1996 includes $0.3 million due to FSI and its affiliates for management fees.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

3.   Equipment

     The components of equipment as of December 31, 1997 and 1996 are as follows (in thousands of dollars):


Equipment Held for Operating Leases                         1997                 1996
                                                       -------------------------------------

Aircraft                                                $    42,734           $   42,734
Rail equipment                                               14,828               14,867
Marine containers                                            13,384               15,498
Marine vessels                                                9,719                9,719
Trailers                                                      6,855                6,948
                                                       -------------------------------------
                                                             87,520               89,766
Less accumulated depreciation                               (56,215)             (50,784 )
                                                       ----------------------------------
                                                             31,305               38,982
Equipment held for sale                                          --                5,524
                                                       -------------------------------------
    Net equipment                                       $    31,305           $   44,506
                                                       =====================================

     Revenues are earned by placing the equipment under operating leases that are billed monthly or quarterly. As of December 31, 1997, all of the Partnership's marine containers that are on lease are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for other equipment are based on fixed rates.

     As of December 31, 1997, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for a commercial aircraft, containers, and railcars with a net book value of $3.2 million. As of December 31, 1996, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for a commuter aircraft, containers, and railcars with a net book value of $3.9 million.

     During 1997, the Partnership sold or disposed of an aircraft engine, marine containers, railcars, and trailers, with an aggregate net book value of $1.1 million, for proceeds of $1.6 million. The Partnership also sold a marine vessel that was held for sale on December 31, 1996, with a net book value of $5.5 million, for proceeds of $6.9 million. Included in the gain of $2.3 million from the sale of the marine vessels was the unused portion of accrued drydocking of $1.0 million.

     During 1996, the Partnership sold or disposed of an aircraft, marine containers, railcars, trailers, and a mobile offshore drilling unit, with an aggregate net book value of $9.9 million, for proceeds of $13.1 million.

     Periodically, PLM International Inc., (PLM) will purchase groups of assets whose ownership may be allocated among affiliated programs and the Partnership. Generally in these cases, only assets that are on lease will be purchased by the affiliated programs. The Partnership will generally assume the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price will be determined by a combination of third-party industry sources and recent transactions or published fair market value references. During 1996, the Partnership realized $0.7 million of gains on the sale of 69 off-lease railcars purchased by the Partnership as part of a group of assets in 1994 that had been allocated to PLM Equipment Growth Fund VI (EGF VI), Equipment Growth & Income Fund VII (EGF VII), Professional Lease Management Income Fund I, L.L.C (Fund I), and the Partnership. These assets were included in assets held for sale as of December 31, 1995. During 1995, the Partnership realized $1.3 million in gains on sales of railcars and aircraft purchased by the Partnership in 1994 and 1995 as part of a group of assets that had been allocated to EGFs IV, V, VI, VII, Fund I, and the Partnership.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

3.   Equipment (continued)

     All owned equipment on lease is being accounted for as operating leases. Future minimum rentals receivable under noncancelable operating leases, as of December 31, 1997, for owned and partially owned equipment during each of the next five years, are approximately $7.1 million in 1998, $5.8 million in 1999, $3.7 million in 2000, $2.4 million in 2001, and $2.2 million in 2002 and thereafter. Contingent rentals based upon utilization were approximately $0.9 million, $1.0 million, and $3.9 million in 1997, 1996, and 1995, respectively.

     The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

     The Partnership leases or leased its aircraft, mobile offshore drilling unit, railcars, and trailers to lessees domiciled in eight geographic regions: Canada, the United States, the Gulf of Mexico, South Asia, South America, Europe, Australia, and Mexico. Marine vessels and marine containers are leased to multiple lessees in different regions who operate the marine vessels and marine containers worldwide. For the year ended December 31, 1997 and 1996, the Partnership accounts for proportional interest in equipment using the equity method. The geographic information is grouped by domicile of the lessee as of and for the years ended December 31, 1997, 1996, and 1995 (in thousands of dollars):


          Region                 Investments in USPEs                     Owned Equipment
---------------------------- ----------------------------  ---------------------------------------------
      Lease Revenues           1997              1996             1997             1996            1995
-----------------------------------------------------------  -----------------------------------------------


United States               $      --        $       --       $   5,369       $   5,307      $    4,819
Canada                            846             1,083           2,339           2,042           1,820
Gulf of Mexico                     --                --              --             164             259
South Asia                         --                --             850           2,221           2,769
South America                      --                --           1,200           1,110           1,110
Europe                             --                --              --              --             621
Rest of the world               1,115             1,699           2,926           7,827           9,077
                          --------------------------------  ---------------------------------------------
    Total lease revenues    $   1,961        $    2,782       $  12,684       $  18,671      $   20,475
                          ================================  =============================================

     The following table sets forth identifiable net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31, 1997, 1996, and 1995 (in thousands):


              Region                    Investments in USPEs                      Owned Equipment
-----------------------------------------------------------------  ---------------------------------------------
         Net Income (Loss)             1997              1996             1997             1996            1995
------------------------------------------------------------------   -----------------------------------------------

United States                       $      --         $      --        $   1,131       $      832      $    1,617
Canada                                  3,305              (313 )             14              309             721
Gulf of Mexico                             --                --               --            2,327            (967 )
South Asia                                 --                --           (2,034)          (2,938)            782
South America                              --                --              532              328             218
Europe                                     --                --               --           (1,676)         (1,152 )
Australia                                  --                --               --              555              --
Mexico                                    618                (2 )             --               --              --
Rest of the world                        (971)              (16 )          2,594              356             (65 )
                                  --------------------------------   -----------------------------------------------
  Total identifiable net income         2,952              (331 )          2,237               93           1,154
Administrative and other                   --                --           (3,091)          (3,881)         (4,765 )
                                  --------------------------------   -----------------------------------------------
    Total net income (loss)         $   2,952         $    (331 )      $    (854 )     $   (3,788 )    $   (3,611 )
                                  ================================   ===============================================


                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

Equipment (continued)

     The net book value of these assets as of December 31, 1997, 1996, and 1995 are as follows (in thousands of dollars):


          Region                   Investments in USPEs                  Owned Equipment
-------------------------------------------------------------- ------------------------------------

Net Book Value                 1997         1996        1995          1997         1996        1995
                            -----------------------------------  -------------------------------------

United States               $      --   $       --   $      --     $  12,848    $  12,168  $   14,613
Canada                          3,484        2,575       3,922         6,580        8,145       3,593
Gulf of Mexico                     --           --          --            --           --       5,835
South Asia                         --           --          --         2,989        7,273       8,826
South America                      --           --          --         3,275        3,873       4,581
Europe                             --           --          --            --           --       4,463
Mexico                          4,008        3,876          --            --           --          --
Rest of the world               2,264        3,165       3,458         5,613        7,523      16,364
                          -------------------------------------  -------------------------------------
                                9,756        9,616       7,380        31,305       38,982      58,275
Equipment held for sale            --           --          --            --        5,524          --
                          -------------------------------------  -------------------------------------
    Total net book value    $   9,756   $    9,616   $   7,380     $  31,305    $  44,506   $  58,275
                          =====================================  =====================================

     There were no lessees that accounted for 10% or more of total revenues for 1997, 1996, and 1995.

4.   Investments in Unconsolidated Special-Purpose Entities

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

     The principal differences between the previous accounting method and the equity method concern the presentation of activities relating to these assets in the statement of operations. Under the previous method, the Partnership's income statement reflected its proportionate share of each individual item of revenue and expense. Under the equity method of accounting, the Partnership's proportionate share is presented as a single net amount, equity in net income (loss) of unconsolidated special-purpose entities. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partners' capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, during 1996, certain items had been reclassified in the previously issued 1995 balance sheet to conform to the current-period presentation. The beginning cash and cash equivalents for 1996 is different from the ending cash and cash equivalents for 1995 on statements of cash flows due to the reclassification.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

4.   Investments in Unconsolidated Special-Purpose Entities (continued)

     The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) as of December 31, 1997 and 1996 (in thousands of dollars):


                                                                            1997           1996
                                                                       -------------  --------------


35% interest in two commercial aircraft on a direct finance
    lease                                                                $   4,008       $   3,876
17% interest in a trust from a sold commercial aircraft                      3,484              --
50% interest in an entity owning a bulk carrier                              2,264           3,165
17% interest in a trust owning six commercial aircraft (see note
           below)                                                               --           2,575
    Net investments                                                      $   9,756       $   9,616
                                                                       ==============  ==============

     The Partnership had an interest in one USPE that owns multiple aircraft (the Trust). This Trust contains provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners. During December 1997, the Partnership and an affiliated program each sold the aircraft designated to it. The Partnership's 17% interest in the Trust owning the commercial aircraft was sold for proceeds of $5.2 million after deducting the net investment of $1.8 million. The Partnership received liquidating proceeds of $1.7 million during 1997. The remaining liquidating proceeds of $3.5 were received during January 1998.

     During September 1996, PLM Equipment Growth Fund V, an affiliated program that also has a beneficial interest in the Trust, renegotiated its senior loan agreement and was required, for loan collateral purposes, to withdraw the aircraft designated to it from the Trust. The result was to restate the percentage ownership of the remaining beneficial owners of the Trust beginning September 30, 1996, from 14% to 17%. This change had no effect on the income or loss recognized in the period ended December 31, 1997 or 1996.

     The following summarizes the financial information for the special-purpose entities and the Partnership's interests therein as of and for the years ended December 31, 1997 and 1996 (in thousands of dollars):


                                               1997                             1996
                                           ------------                     ------------
                                                   Net Interest                    Net Interest
                                      Total       of Partnership        Total     of Partnership
                                      USPEs                             USPEs
                                 --------------------------------  ----------------------------------

Net Investments                  $       32,310   $        9,756  $        33,250   $        9,616
Lease revenues                            7,995            1,961           10,623            2,782
Net income (loss)                         6,819            2,952           (2,350)            (331 )


5.   Notes Payable

     On July 1, 1990, the Partnership entered into an agreement to issue notes totaling $33.0 million to two institutional investors. The notes accrue interest at a rate equal to 9.75% per annum and mature July 1, 2000. Interest on the notes is payable monthly. The outstanding principal balance of $21.0 million is payable in annual installments of $8.2 million on July 1 of 1998 and 1999, with a final payment of $4.6 million on July 1, 2000.

     The General Partner's estimates, based on recent transactions, that the fair market value of the $21.0 million in notes is $20.9 million.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

5.   Notes Payable (continued)

     The agreement requires the Partnership to maintain certain financial covenants related to fixed-charge coverage and limits additional borrowings. The loan agreements require the Partnership to maintain certain minimum net worth ratios based on 33 1/3% of the fair market value of equipment plus cash and cash equivalents. Economic conditions, coupled with the increasing age of the Partnership's equipment, resulted in decreased market values for the Partnership's equipment which required an optional prepayment to be made in 1996 in order to remain in compliance with the loan covenants. As a result, the Partnership paid $1.6 million in principal and $0.2 million in prepayment fees to remain in compliance with the net worth ratio contained in the note agreement.

     During December 1997, the General Partner amended and restated its joint short-term credit facility (the Committed Bridge Facility). The Partnership is no longer included as a borrower.

6.   Income Taxes

     The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the accounts of the Partnership.

     As of December 31, 1997, there were temporary differences of $22.6 million between the financial statement carrying values of certain assets and liabilities and the federal income tax basis of such assets and liabilities, primarily due to differences in depreciation methods and equipment reserves and the tax treatment of underwriting commissions and syndication costs.

                          PLM EQUIPMENT GROWTH FUND IV

                                INDEX OF EXHIBITS



    Exhibit                                                              Page

    4.     Limited Partnership Agreement of Registrant                     *

   10.1    Management Agreement between Registrant and                     *
           PLM Investment Management, Inc.

   10.2    Note Agreement, dated as of July 1, 1990, regarding             *
           $33.0 million in  9.75% senior notes due July 1, 2000

   24.     Powers of Attorney                                        42 - 44



--------
* Incorporated by reference.  See page 24 of this report.