Form 10-Q
period 1998-03-31
PLM EQUIPMENT GROWTH FUND IV
filed 1998-05-13
CIK 847517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1998

[]   Transition  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
     Exchange Act of 1934 For the transition period from            to

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


       Registrant's telephone number, including area code: (415) 974-1399
                             -----------------------



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                                   March 31,          December 31,

                                                                                      1998                 1997
                                                                               ----------------------------------------
Assets

Equipment held for operating leases, at cost                                     $       85,631       $      87,520
Less accumulated depreciation                                                           (56,808)            (56,215)
                                                                               ----------------------------------------
                                                                                         28,823              31,305
    Net equipment

Cash and cash equivalents                                                                 7,168               3,650
Restricted cash                                                                             147                 247
Accounts receivable, less allowance for doubtful
      accounts of $3,171 in 1998 and $3,332 in 1997                                       1,055                 954
Investments in unconsolidated special-purpose entities                                    6,264               9,756
Deferred charges, less accumulated amortization
      of $503 in 1998 and $486 in 1997                                                      101                 119
Prepaid expenses and other assets                                                            42                  58
                                                                               ----------------------------------------

     Total assets                                                                $       43,600       $      46,089
                                                                               ========================================

Liabilities and partners' capital

Liabilities:
Accounts payable and accrued expenses                                            $          883       $       1,511
Due to affiliates                                                                           275                 256
Lessee deposits and reserve for repairs                                                   1,968               2,095
Notes payable                                                                            21,000              21,000
                                                                               ----------------------------------------
    Total liabilities                                                                    24,126              24,862
                                                                               ----------------------------------------

Partners' capital:
Limited partners (8,628,420 limited partnership units
      as of March 31, 1998 and December 31, 1997)                                        19,474              21,227
General Partner                                                                              --                  --
                                                                               ----------------------------------------
    Total partners' capital                                                              19,474              21,227
                                                                               ----------------------------------------

      Total liabilities and partners' capital                                    $       43,600       $      46,089
                                                                               ========================================








                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
                      For the three months ended March 31,
         (in thousands of dollars, except weighted-average unit amounts)



                                                                           1998             1997
                                                                      --------------------------------
Revenues

Lease revenue                                                           $    3,074       $    3,385
Interest and other income                                                       74              100
Net gain (loss) on disposition of equipment                                   (480)           2,340
                                                                      --------------------------------
  Total revenues                                                             2,668            5,825

Expenses

Depreciation and amortization                                                1,512            1,782
Equipment operating expenses                                                   236              308
Repairs and maintenance                                                        933              248
Interest expense                                                               512              713
Insurance expense to affiliate                                                  (6)              67
Other insurance expense                                                         99              129
Management fees to affiliate                                                   173              184
General and administrative expenses
    to affiliates                                                              150              235
Other general and administrative expenses                                       16              392
Provision for (recovery of) bad debt expense                                    98             (266)
                                                                      --------------------------------
      Total expenses                                                         3,723            3,792

Equity in net income (loss) of unconsolidated
    special-purpose entities                                                   210             (111)
                                                                      --------------------------------

      Net income (loss)                                                 $     (845)      $    1,922
                                                                      ================================

Partners' share of net income (loss)

Limited partners                                                        $     (890)      $    1,831
General Partner                                                                 45               91
                                                                      --------------------------------

      Total                                                             $     (845)      $    1,922
                                                                      ================================

Net income  (loss) per  weighted-average  limited
    partnership  unit  (8,628,420 limited
    partnership units as of March 31, 1998
    and 1997, respectively)                                             $    (0.10)      $     0.21
                                                                      ================================

Cash distribution                                                       $      908       $    1,817
                                                                      ================================

Cash distribution per weighted-average limited partnership unit         $     0.10       $     0.20
                                                                      ================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the period from December 31, 1996 to March 31, 1998
                            (in thousands of dollars)




                                                                            Limited             General
                                                                           Partners             Partner                  Total
                                                                      ---------------------------------------------------------

Partners' capital as of December 31, 1996                               $  24,909             $   --            $  24,909

Net income                                                                  1,803                295                2,098

Cash distribution                                                          (5,485 )             (295 )             (5,780 )

Partners' capital as of December 31, 1997                                  21,227                 --               21,227

Net income (loss)                                                            (890 )               45                 (845 )

Cash distribution                                                            (863 )              (45 )               (908 )
                                                                      ---------------------------------------------------------

Partner's capital as of March 31, 1998                                  $  19,474             $--               $  19,474
                                                                      =========================================================



























                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                      For the three months ended March 31,
                            (in thousands of dollars)


                                                                           1998             1997
                                                                      ------------------------------------
Operating activities
Net income (loss)                                                       $     (845)      $    1,922
Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
  Depreciation and amortization                                              1,512            1,782
  Net (gain) loss on disposition of equipment                                  480           (2,340)
  Equity in net (income) loss of unconsolidated special-
    Purpose entities                                                          (210)             111
  Changes in operating assets and liabilities:
    Restricted cash                                                            100               --
    Accounts and notes receivable, net                                         130             (278)
    Prepaid expenses and other assets                                           16               73
    Accounts payable and accrued expenses                                     (628)            (279)
    Due to affiliates                                                           19             (156)
    Lessee deposits and reserve for repairs                                   (127)             253
                                                                      ------------------------------------
      Net cash provided by operating activities                                447            1,088
                                                                      ------------------------------------

Investing activities
Payments for capital repairs                                                    (7)              (1)
Liquidation proceeds from unconsolidated
    special-purpose entities                                                 3,470               --
Proceeds from disposition of equipment                                         284            6,947
Distribution from unconsolidated special-purpose entities                      232              132
                                                                      ------------------------------------
      Net cash provided by investing activities                              3,979            7,078
                                                                      ------------------------------------

Financing activities
Cash distribution paid to limited partners                                    (863)          (1,726)
Cash distribution paid to General Partner                                      (45)             (91)
                                                                      ------------------------------------
      Net cash used in financing activities                                   (908)          (1,817)
                                                                      ------------------------------------

Net increase in cash and cash equivalents                                    3,518            6,349

Cash and cash equivalents at beginning of year                               3,650            2,142
                                                                      ------------------------------------

Cash and cash equivalents at end of year                                $    7,168       $    8,491
                                                                      ====================================

Supplemental information
Interest paid                                                           $      512       $      713
                                                                      ====================================
Sale proceeds included in accounts receivable                           $      231       $       --
                                                                      ====================================









                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund IV (the Partnership) as of March 31, 1998 and December 31, 1997, the statements of operations for the three months ended March 31, 1998 and 1997, the statements of changes in partners' capital for the period from December 31, 1996 to March 31, 1998, and the statements of cash flows for the three months ended March 31, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, on file with the Securities and Exchange Commission.

2.  Cash Distributions

     Cash distributions are recorded when paid and totaled $0.9 million and $1.8 million for the three months ended March 31, 1998 and 1997, respectively. Cash distributions to limited partners in excess of net income are deemed to be a return of capital. Cash distributions to limited partners of $0.9 million and $0 for the three months ended March 31, 1998 and 1997, respectively, were deemed to be a return of capital. Cash distributions related to the results from the first quarter of 1998, of $0.7 million, were paid during the second quarter of 1998.

Transactions with General Partner and Affiliates

     The balance due to affiliates as of March 31, 1998 and December 31, 1997, includes $0.1 million due to FSI and its affiliate for management fees and $0.2 million due to affiliated unconsolidated special-purpose entities (USPEs). The Partnership's proportional share of management fees with USPE's of $9,000 and $11,000 were payable as of March 31, 1998 and December 31, 1997, respectively. The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1998 and 1997 is listed in the following table (in thousands of dollars):

                                                     For the Three Months
                                                        Ended March 31,

                                                     1998            1997
                                                ------------------------------

Management fees                                   $      20       $      20
Data processing and administrative
   expenses                                               5               8
Insurance expense                                         2              31


     Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner, provided certain marine insurance coverage for Partnership equipment and other insurance brokerage services during 1998 and 1997. TEI did not provide the same insurance coverage during 1998 as had been provided during 1997. These services were provided by an unaffiliated third party.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

4.   Equipment

     The components of owned equipment held for operating lease are as follows (in thousands of dollars):


                                                         March 31,             December 31,
                                                           1998                  1997
                                                     -------------------------------------------

Aircraft                                                $    42,734              $   42,734
Rail equipment                                               14,780                  14,828
Marine containers                                            12,979                  13,384
Marine vessels                                                9,719                   9,719
Trailers                                                      5,419                   6,855
                                                     -------------------------------------------
                                                             85,631                  87,520
Less accumulated depreciation                               (56,808)                (56,215)
                                                     -------------------------------------------
     Net equipment                                      $    28,823              $   31,305
                                                     ===========================================

     As of March 31, 1998, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for aircraft, railcars, and marine containers. The net book value of off-lease equipment was $5.8 million as of March 31, 1998. As of December 31, 1997, an aircraft, railcars, and marine containers were off lease, with a net book value of $3.2 million.

     During the three months ended March 31, 1998, the Partnership sold or disposed of marine containers, railcars, and trailers with an aggregate net book value of $1.0 million, for aggregate proceeds of $0.5 million. During the three months ended March 31, 1997, the Partnership sold or disposed of marine containers, trailers, and a marine vessel with an aggregate net book value of $5.6 million, and unused drydock reserves of $1.0 million, for aggregate proceeds of $6.9 million.

5.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                        March 31,        December 31,

                                                                          1998               1997
                                                                    ---------------------------------------

35% interest in two commercial aircraft on a direct
        finance lease                                                   $  4,017           $  4,008
50% interest in an entity owning a bulk-carrier                            2,247              2,264
17% interest in a trust from a sold commercial aircraft                       --              3,484
                                                                    ---------------------------------------
     Net investments                                                    $  6,264           $  9,756
                                                                    =======================================


     During January 1998, the Partnership received liquidating proceeds of $3.5 million from the sale of its 17% interest in a trust that owned a commercial aircraft, which was sold in 1997.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

6.   Contingencies

   PLM International, Inc. (the Company) and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships for which FSI acts as the General Partner, including the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII (the Growth Funds). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third-party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, general partner, and control persons. Based on these duties, plaintiffs assert liability against the defendants for improper sales and marketing practices, mismanagement of the Growth Funds, and concealing such mismanagement from investors in the Growth Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

   On March 6, 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. On September 24, 1997, the district court denied plaintiffs' motion and dismissed without prejudice the individual claims of the California class representative, reasoning that he had been fraudulently joined as a plaintiff. On October 3, 1997, plaintiffs filed a motion requesting that the district court reconsider its ruling or, in the alternative, that the court modify its order dismissing the California plaintiff's claims so that it is a final appealable order, as well as certify for an immediate appeal to the Eleventh Circuit Court of Appeals that part of its order denying plaintiffs' motion to remand. On October 7, 1997, the district court denied each of these motions. In responses to such denial, plaintiffs filed a petition for writ of mandamus with the Eleventh Circuit, which was denied on November 18, 1997. On November 24, 1997, plaintiffs filed with the Eleventh Circuit a petition for rehearing and consideration by the full court of the order denying the petition for a writ of mandamus, which petition was supplemented by plaintiffs on January 27, 1998.

   On October 10, 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Growth Fund, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted the motion on December 8, 1997. On December 15, 1997, plaintiffs filed with the Eleventh Circuit a notice of appeal from the district court's order granting defendants' motion to compel arbitration and to stay the proceedings, and of the district court's September 24, 1997 order denying plaintiffs' motion to remand and dismissing the claims of the California plaintiff. Plaintiffs filed an amended notice of appeal on December 31, 1997. Appellate briefs have not yet been filed in this matter. The Company believes that the allegations of the Koch action are completely without merit and intends to continue to defend this matter vigorously.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

6.   Contingencies (continued)

   On June 5, 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in PLM Equipment Growth Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships for which FSI acts as the General Partner, including the Growth Funds. The complaint alleges the same facts and the same nine causes of action as in the Koch action, plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, constructive fraud, unjust enrichment, violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code Section 3345.

On July 31, 1997, the defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition under the Federal
Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. By memorandum and order dated October 23, 1997, the district court denied the Company's petition to compel arbitration. On November 5, 1997, the Company filed an expedited motion for leave to file a motion for reconsideration of this order, which motion was granted on November 14, 1997. The parties have agreed to have oral argument on the reconsideration motion set for July 22, 1998. The state court action has been stayed pending the district court's decision on this motion.

In connection with her opposition to the Company's petition to compel arbitration, on August 22, 1997 the plaintiff filed an amended complaint with the state court alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500), and for violation of California Civil Code Sections 1709 and 1710. Plaintiff has also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required. The Company believes that the allegations of the amended complaint in the Romei action are completely without merit and intends to defend this matter vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (I)         RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended March 31, 1998 and 1997

(A)       Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating expenses, and asset-specific insurance expenses) on owned equipment decreased during the first quarter of 1998 compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                           For the Three Months
                                                                              Ended March 31,
                                                                          1998               1997
                                                                      -------------------------------
Rail equipment                                                          $    735          $    809
Marine containers                                                            330               403
Trailers                                                                     337               405
Aircraft                                                                     281             1,119
Marine vessels                                                               136               (94 )


Rail equipment: Railcar lease revenues and direct expenses were $0.9 million and $0.2 million, respectively, for the first quarter of 1998, compared to $0.9 million and $0.1 million, respectively, during the same period in 1997. The decrease in railcar contribution in the first quarter of 1998 was due to an increase in repairs required during 1998 when compared to 1997.

Marine containers: Marine container lease revenues and direct expenses were $0.3 million and $2,000, respectively, for the first quarter of 1998, compared to $0.4 million and $3,000, respectively, during the same period of 1997. Marine container contributions decreased due to the disposition of containers over the past 12 months.

Trailers: Trailer lease revenues and direct expenses were $0.5 million and $0.1 million, respectively, for the first quarter of 1998 and 1997. Trailer contributions remained approximately the same due to the relative stability of the trailer fleet.

Aircraft: Aircraft lease revenues and direct expenses were $0.9 million and $0.6 million, respectively, for the first quarter of 1998, compared to $1.1 million and $0, respectively, during the same period of 1997. The decrease in lease revenues in the first quarter of 1998 was due to the off-lease status of an aircraft, when compared to the same period in 1997 when the aircraft was on lease for the entire quarter. Direct expenses increased due to costs incurred for repairs on this off-lease aircraft in the first quarter of 1998, which were not required for the same period of 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $0.5 million and $0.4 million, respectively, for the first quarter of 1998, compared to $0.4 million and $0.5 million, respectively, during the same period of 1997. Lease revenue increased in the first quarter of 1998, compared to the same period in 1997, due to higher re-lease rates. Marine operating expenses decreased due to the sale of a marine vessel in 1997.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.5 million for the first quarter of 1998 decreased from $3.0 million for the same period in 1997. Significant variances are explained as follows:

     (1) A $0.5 million decrease in administrative expenses from 1997 levels resulted from reduced legal fees to collect outstanding receivables due from aircraft lessees.

     (2) A $0.3 million decrease in depreciation and amortization expenses from 1997 levels reflects the sale of certain assets during 1998 and 1997 and the use of the double-declining balance depreciation method.

     (3) A $0.2 million decrease in interest expense was due to lower average borrowings outstanding during the quarter ended March 31, 1998, compared to the same period in 1997. In July 1997, the Partnership paid the first annual principal payment of $8.3 million of the outstanding debt.

     (4) The $0.4 million increase in bad debt expenses was due to the following: During the first quarter of 1997, a net of $0.6 million from cash receipts and the application of security deposits were used against unpaid invoices that were previously reserved for as bad debts, offset by a decrease of $0.2 million in bad debt expense due to the General Partner's evaluation of the collectibility of receivables due from certain lessees.

(C) Net Gain (Loss) on Disposition of Owned Equipment

The net loss on disposition of equipment for the first quarter of 1998 totaled $0.5 million, which resulted from the sale of trailers with a net book value of $0.9 million, for proceeds of $0.4 million. In addition, the the Partnership sold or disposed of marine containers, and railcars with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.1 million. For the first quarter of 1997, the $2.3 million net gain on disposition of equipment resulted from the sale or disposal of marine containers, trailers, and a marine vessel, with an aggregate net book value of $5.6 million and unused drydock reserves of $1.0 million, for aggregate proceeds of $6.9 million.

Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                           For the Three Months
                                                                              Ended March 31,
                                                                          1998               1997
                                                                      -------------------------------
Aircraft                                                                $    229          $    180
Marine vessel                                                                (19)             (291 )
      Equity in Net Income (Loss) of USPEs                              $    210          $   (111 )
                                                                      ===============================

Aircraft: As of March 31, 1998, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. As of March 31, 1997, the Partnership owned an interest in a trust that owns six commercial aircraft and had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.2 million and $0, respectively, for the first quarter of 1998, compared to $0.4 million and $0.2 million, respectively, during the same period in 1997. The decrease in lease revenues during the first quarter of 1998 was due to the sale of the Partnership's interest in a trust during the fourth quarter of 1997. Depreciation and administrative expenses also decreased as a direct result of this sale during 1998.

Marine vessel: As of March 31, 1998 and 1997, the Partnership had an interest in an entity owning a marine vessel. Marine vessel revenues and expenses were $0.3 million and $0.3 million, respectively, for the first quarter of 1998, compared to $0.2 million and $0.5 million, respectively, during the same period in 1997. Lease revenue increased in the quarter ended March 31, 1998. Direct expenses decreased in the quarter ended March 31, 1998 due to decreased survey, and repairs and maintenance expense.

(E)      Net Income (Loss)

As a result of the foregoing, the Partnership's net loss was $0.8 million for the first quarter of 1998, compared to net income of $1.9 million during the same period of 1997. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the quarter ended March 31, 1998 is not necessarily indicative of future periods. In the first quarter of 1998, the Partnership distributed $0.9 million to the limited partners, or $0.10 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the three  months  ended March 31,  1998,  the  Partnership  generated  $0.7 million in operating cash (net cash provided by operating activities plus distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for the three months ended March 31, 1998 of approximately $0.9 million) to the partners, but also used undistributed available cash from prior periods of approximately $0.2 million.

During the three months ended March 31, 1998, the Partnership sold or disposed of marine containers, railcars, and trailers with an aggregate net book value of $1.0 million, for aggregate proceeds of $0.5 million of which $0.3 million were received during the first quarter of 1998.

(III) YEAR 2000 COMPLIANCE

The General Partner is currently addressing the year 2000 computer software issueand is creating a timetable for carrying out any program modifications that may be required. The General Partner does not anticipate that the cost of those modifications allocatable to the Partnership will be material.

(IV)  ACCOUNTING PRONOUNCEMENTS

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

(V)       OUTLOOK FOR THE FUTURE

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

Several factors may affect the Partnership's operating performance in 1998 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may decide to reduce the Partnership's exposure to those equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections.

The Partnership intends to use cash flow from operations to satisfy its operating requirements, maintain working capital reserves, pay loan principal on debt, and pay cash distributions to the investors.

(VI)      FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, the discussion in this Form 10-Q contains forward-looking statements that contain risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Partnership's actual results could differ materially from those discussed here.











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

                                        PLM EQUIPMENT GROWTH FUND IV
                                        By:    PLM Financial Services, Inc.
                                               General Partner



Date: May 12, 1998                      By:    /s/ Richard K Brock
                                               ---------------------
                                               Richard K Brock
                                               Vice President and
                                               Corporate Controller