Form 10-Q
period 1998-06-30
PLM EQUIPMENT GROWTH FUND IV
filed 1998-08-12
CIK 847517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 1998

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                                    June 30,          December 31,
                                                                                      1998                 1997
                                                                               ----------------------------------------
Assets

Equipment held for operating lease, at cost                                      $       84,735       $      87,520
Less accumulated depreciation                                                           (57,587)            (56,215)
                                                                               ----------------------------------------
                                                                                         27,148              31,305
    Net equipment

Cash and cash equivalents                                                                 8,802               3,650
Restricted cash                                                                             247                 247
Accounts receivable, less allowance for doubtful
      accounts of $3,366 in 1998 and $3,332 in 1997                                         813                 954
Investments in unconsolidated special-purpose entities                                    5,952               9,756
Deferred charges, less accumulated amortization
      of $349 in 1998 and $486 in 1997                                                       85                 119
Prepaid expenses and other assets                                                            27                  58
                                                                               ----------------------------------------

     Total assets                                                                $       43,074       $      46,089
                                                                               ========================================

Liabilities and partners' capital

Liabilities:
Accounts payable and accrued expenses                                            $          898       $       1,511
Due to affiliates                                                                           242                 256
Lessee deposits and reserve for repairs                                                   2,238               2,095
Notes payable                                                                            21,000              21,000
                                                                               ----------------------------------------
    Total liabilities                                                                    24,378              24,862
                                                                               ----------------------------------------

Partners' capital:
Limited partners (8,628,420 limited partnership units
      as of June 30, 1998 and December 31, 1997)                                         18,696              21,227
General Partner                                                                              --                  --
                                                                               ----------------------------------------
    Total partners' capital                                                              18,696              21,227
                                                                               ----------------------------------------

      Total liabilities and partners' capital                                    $       43,074       $      46,089
                                                                               ========================================








                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)



                                                              For the Three Months               For the Six Months
                                                                  Ended June 30,                    Ended June 30,
                                                                 1998         1997                1998         1997
                                                              ----------------------------------------------------------
Revenues:

Lease revenue                                                  $   2,644     $  3,423             $   5,718     $   6,808
Interest and other income                                            113          617                   187           717
Net gain (loss) on disposition of equipment                           (3)          14                  (482 )       2,354
                                                              ---------------------------------------------------------------
    Total revenues                                                 2,754        4,054                 5,423         9,879
                                                              ---------------------------------------------------------------

Expenses:

Depreciation and amortization                                      1,454        1,786                 2,966         3,568
Equipment operating expense                                          209           42                   445           350
Repairs and maintenance                                              (84)         432                   849           680
Interest expense                                                     512          713                 1,024         1,426
Insurance expense to affiliates                                      (49)         (18 )                 (55 )          49
Other insurance expense                                               65           67                   164           196
Management fees to affiliate                                         142          184                   315           368
General and administrative expenses
      to affiliates                                                  153          122                   303           357
Other general and administrative expenses                            218          493                   235           885
Provision for (recovery of) bad debt expense                          86          122                   184          (144 )
                                                              ---------------------------------------------------------------
    Total expenses                                                 2,706        3,943                 6,430         7,735
                                                              ---------------------------------------------------------------

Equity in net income (loss) of unconsolidated special-
      purpose entities                                                82          (13 )                 292          (124 )
                                                              ---------------------------------------------------------------

Net income (loss)                                              $     130     $     98             $    (715 )   $   2,020
                                                              ===============================================================

Partners' share of net income (loss):

Limited partners                                               $      84     $      7             $    (806 )   $   1,838
General Partner                                                       46           91                    91           182
                                                              ---------------------------------------------------------------

Total                                                          $     130     $     98             $    (715 )   $   2,020
                                                              ===============================================================

Net income (loss) per weighted-average limited
      partnership unit (8,628,420 units as of June 30,
      1998 and 1997, respectively)                             $    0.01     $   0.00             $   (0.09 )   $    0.21
                                                              ===============================================================

Cash distributions                                             $     908     $  1,817             $   1,816     $   3,634
                                                              ===============================================================

Cash distributions per weighted-average limited
      partnership unit                                         $    0.10     $   0.20             $    0.20     $    0.40
                                                              ===============================================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                For the period from December 31, 1996 to June 30,
                                      1998
                            (in thousands of dollars)




                                                                            Limited             General
                                                                           Partners             Partner                  Total
                                                                      ---------------------------------------------------------

Partners' capital as of December 31, 1996                               $  24,909             $   --              $  24,909

Net income                                                                  1,803                295                  2,098

Cash distribution                                                          (5,485 )             (295 )               (5,780 )

  Partners' capital as of December 31, 1997                                21,227                 --                 21,227

Net income (loss)                                                            (806 )               91                   (715 )

Cash distribution                                                          (1,725 )              (91 )               (1,816 )
                                                                      ---------------------------------------------------------

  Partners' capital as of June 30, 1998                                 $  18,696             $   --              $  18,696
                                                                      =========================================================



























                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        For the six months ended June 30,
                            (in thousands of dollars)


                                                                           1998             1997
                                                                      ------------------------------------
Operating activities
Net income (loss)                                                       $     (715)      $    2,020
Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
  Depreciation and amortization                                              2,966            3,568
  Net (gain) loss on disposition of equipment                                  482           (2,354)
  Equity in net (income) loss of unconsolidated special-                      (292)             124
    purpose entities
  Changes in operating assets and liabilities:
    Due from affiliates                                                         --              357
    Accounts and notes receivable, net                                         244             (357)
    Prepaid expenses and other assets                                           31              110
    Accounts payable and accrued expenses                                     (613)            (671)
    Due to affiliates                                                          (14)             109
    Lessee deposits and reserve for repairs                                    143              256
                                                                      -------------------
                                                                                       -------------------
      Net cash provided by operating activities                              2,232            3,162
                                                                      ------------------------------------

Investing activities
Payments for capital repairs                                                    (6)              (1)
Liquidation proceeds from unconsolidated
    special-purpose entities                                                 3,470               --
Proceeds from disposition of equipment                                         646              206
Distributions from unconsolidated special-purpose entities                     626            7,063
                                                                      ------------------------------------
      Net cash provided by investing activities                              4,736            7,268
                                                                      ------------------------------------

Financing activities
Cash distribution paid to limited partners                                  (1,725)          (3,452)
Cash distribution paid to General Partner                                      (91)            (182)
                                                                      ------------------------------------
      Net cash used in financing activities                                 (1,816)          (3,634)
                                                                      ------------------------------------

Net increase in cash and cash equivalents                                    5,152            6,796

Cash and cash equivalents at beginning of year                               3,650            2,142
                                                                      ------------------------------------

Cash and cash equivalents at end of year                                $    8,802       $    8,938
                                                                      ====================================

Supplemental information
Interest paid                                                           $    1,024       $    1,426
                                                                      ====================================
Sale proceeds included in accounts receivable                           $      103       $       --
                                                                      ====================================









                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund IV (the Partnership) as of June 30, 1998 and December 31, 1997, the statements of operations for the three and six months ended June 30, 1998 and 1997, the statements of changes in partners' capital for the period from December 31, 1996 to June 30, 1998, and the statements of cash flows for the six months ended June 30, 1998 and 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, on file with the Securities and Exchange Commission.

2.  Cash Distributions

     Cash distributions are recorded when paid and totaled $1.8 million and $3.6 million for the six months ended June 30, 1998 and 1997, respectively, and $0.9 million and $1.8 million for the three months ended June 30, 1998 and 1997, respectively. Cash distributions to limited partners in excess of net income are deemed to be a return of capital. Cash distributions to limited partners of $1.7 million and $1.6 for the six months ended June 30, 1998 and 1997, respectively, were deemed to be a return of capital. Cash distributions related to the results from the second quarter of 1998, of $0.7 million, were paid during the third quarter of 1998.

3.   Transactions with General Partner and Affiliates

     The balance due to affiliates as of June 30, 1998 and December 31, 1997, includes $0.1 million due to FSI and its affiliate for management fees and $0.1 million due to affiliated unconsolidated special-purpose entities (USPEs). The Partnership's proportional share of management fees with USPE's of $11,000 were payable as of June 30, 1998 and December 31, 1997, respectively.

     The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1998 and 1997 is listed in the following table (in thousands of dollars):


                                                     For the Three Months                For the Six Months
                                                        Ended June 30,                     Ended June 30,

                                                     1998             1997                1998              1997
                                                ----------------------------------------------------------------------

Management fees                                   $      24        $      22           $      44         $      42
Data processing and administrative
   expenses                                               6                7                  11                16
Insurance expense                                         5               19                   7                50


     Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner, provides marine insurance coverage for the Partnership's investment in USPEs and other insurance brokerage services. TEI did not provide the same insurance coverage during 1998 as had been provided during 1997. These services were provided by an unaffiliated third party.

     During 1998, the Partnership received a $0.1 million loss-of-hire insurance refund from TEI due to lower claims from the insured Partnership and other insured affiliated partnerships.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

4.   Equipment

     The components of owned equipment held for operating lease are as follows (in thousands of dollars):


                                                          June 30,              December 31,
                                                            1998                    1997
                                                     -------------------------------------------

Aircraft                                                $    42,734              $   42,734
Rail equipment                                               14,780                  14,828
Marine containers                                            12,214                  13,384
Marine vessel                                                 9,719                   9,719
Trailers                                                      5,288                   6,855
                                                     -------------------------------------------
                                                             84,735                  87,520
Less accumulated depreciation                               (57,587)                (56,215)
                                                     -------------------------------------------
     Net equipment                                      $    27,148              $   31,305
                                                     ===========================================

     As of June 30,  1998,  all  equipment  was either on lease or  operating in
     PLM-affiliated short-term trailer rental facilities, except for two aircraft, a railcar, and 81 marine containers. The net book value of off-lease equipment was $5.4 million as of June 30, 1998. As of December 31, 1997, an aircraft, 2 railcars, and 108 marine containers were off lease, with a net book value of $3.2 million.

     During the six months ended June 30, 1998, the Partnership sold or disposed of marine containers, railcars, and trailers with an aggregate net book value of $1.2 million, for aggregate proceeds of $0.7 million. During the six months ended June 30, 1997, the Partnership sold or disposed of marine containers, railcars, and a marine vessel with an aggregate net book value of $5.7 million and unused drydock reserves of $1.0 million, for aggregate proceeds of $7.1 million.

5.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                        June 30,         December 31,
                                                                          1998               1997
                                                                    ---------------------------------------

35% interest in two commercial aircraft on a direct
        finance lease                                                   $  3,877           $  4,008
50% interest in an entity owning a bulk-carrier                            2,074              2,264
17% interest in a trust that owned a commercial aircraft                       1              3,484
                                                                    ---------------------------------------
     Net investments                                                    $  5,952           $  9,756
                                                                    =======================================

     During January 1998, the Partnership received liquidating proceeds of $3.5 million from the sale of its 17% interest in a trust that owned a commercial aircraft.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

6.   Contingencies

     PLM International, Inc., (the Company) and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships (the Funds) for which the Company's wholly-owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the general partner, including the Partnership, PLM Equipment Growth Funds V, and PLM Equipment Growth & Income Fund VII. The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against the defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

     In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. In September 1997, the district court denied plaintiffs' motion and dismissed without prejudice the individual claims of the California class representative, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Fund, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted the motion in December 1997.

     Following various unsuccessful requests that the district court reverse or otherwise amend its decisions, plaintiffs filed with the U.S. Court of Appeals for the Eleventh Circuit a notice of appeal from the district court's order granting defendants' motion to compel arbitration and to stay the proceedings, and of the district court's order denying plaintiffs' motion to remand and dismissing the claims of the California plaintiff. This appeal was voluntarily dismissed by plaintiffs in June 1998 pending settlement of the Koch action, as discussed below.

     On June 5, 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in PLM Equipment Growth Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships for which FSI acts as the general partner, including the Funds. The complaint alleges the same facts and the same nine causes of action as in the Koch action, plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, constructive fraud, unjust enrichment, violations of

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

6.   Contingencies (continued)

     California Corporations Code Section 1507, and a claim for treble damages under California Civil Code Section 3345.

     On July 31, 1997, the defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. In October 1997, the district court denied the Company's petition to compel arbitration and in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution. In connection with her opposition to the petition to compel arbitration, the plaintiff filed an amended complaint with the state court in August 1997 alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Sections 1709 and 1710. Plaintiff also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required.

     In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding (MOU) related to the settlement of those actions. The MOU contemplates a settlement and release of all claims in exchange for payment of up to $6.0 million. The final settlement amount will depend on the number of authorized claims filed by authorized claimants, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the Alabama district court. The Company will pay up to $0.3 million of the settlement, with the remainder being funded by an insurance policy. The defendants will continue to deny each of the claims and contentions and admit no liability in connection with the proposed settlement. The settlement remains subject to numerous conditions, including but not limited to (a) agreement and execution by the parties of a settlement agreement, (b) notice to and certification of the class for settlement purposes and (c) preliminary and final approval of the settlement by the Alabama district court. The General Partner continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the settlement is not consummated.

Subsequent Event

     In July 1998, the Partnership paid the second annual principal payment of $8.3 million of the outstanding notes payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (I)         RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund IV's (the Partnership's) Operating Results for the Three Months Ended June 30, 1998 and 1997

(A)       Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating expenses, and asset-specific insurance expenses) on owned equipment decreased during the second quarter of 1998 compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                           For the Three Months
                                                                              Ended June 30,
                                                                          1998               1997
                                                                      -------------------------------
Aircraft                                                                $  1,425          $  1,305
Rail equipment                                                               530               443
Trailers                                                                     256               389
Marine vessels                                                               159               523
Marine containers                                                            143               268


Aircraft: Aircraft lease revenues and direct expenses were $0.9 million and $(0.6) million, respectively, for the second quarter of 1998, compared to $1.1 million and $(0.2), respectively, during the same period of 1997. The decrease in lease revenues in the second quarter of 1998 was due to the off-lease status of an aircraft, when compared to the same period in 1997 when the aircraft was on lease for the entire quarter. Direct expenses decreased due to the reduction in the estimated repair accrual in the second quarter of 1998 for an aircraft expected to be sold in the third quarter of 1998.

Rail equipment: Railcar lease revenues and direct expenses were $0.9 million and $0.4 million, respectively, for the second quarter of 1998, compared to $0.9 million and $0.5 million, respectively, during the same period in 1997. The increase in railcar contribution in the second quarter of 1998 was due to a decrease in repairs required during the second quarter of 1998 when compared to the same period in 1997.

Trailers: Trailer lease revenues and direct expenses were $0.4 million and $0.1 million, respectively, for the second quarter of 1998, compared to $0.5 million and $0.1 million, respectively, during the same period of 1997. The number of trailers owned by the Partnership has been declining over the past year due to sales and dispositions. The result of the trailer sales and dispositions has been a reduction in trailer contribution.

Marine vessels: Marine vessel lease revenues and direct expenses were $0.4 million and $0.2 million, respectively, for the second quarter of 1998, compared to $0.6 million and $0.1 million, respectively, during the same period of 1997. Lease revenue decreased in the second quarter of 1998, compared to the same period in 1997, due to the sale of a marine vessel in 1997. Direct expenses increased due to the reduction in the estimated marine operating accrual for the remaining marine vessel in 1997. A similar reduction in the accrual did not occur in 1998. The increase in direct expenses was offset, in part, by a $0.1 million loss-of-hire insurance refund received during the second quarter of 1998 from Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner, due to lower claims from the insured Partnership and other insured affiliated partnerships.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $2,000, respectively, for the second quarter of 1998, compared to $0.3 million and $3,000, respectively, during the same period of 1997. Marine container contributions decreased due to the disposition of containers over the past 12 months.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.6 million for the second quarter of 1998 decreased from $3.4 million for the same period in 1997. Significant variances are explained as follows:

     (1) A $0.3 million decrease in depreciation and amortization expenses from 1997 levels reflects the sale of certain assets during 1998 and 1997 and the use of the double-declining balance depreciation method which results in greater depreciation in the first years an asset is owned.

     (2) A $0.2 million decrease in administrative expenses from 1997 levels resulted from reduced legal fees to collect outstanding receivables due from aircraft lessees.

     (3) A $0.2 million decrease in interest expense was due to lower average borrowings outstanding during the quarter ended June 30, 1998, compared to the same period in 1997.

(C)       Interest and Other Income

Interest and other income decreased $0.5 million in the second quarter of 1998, compared to the same period in 1997, due to the following:

     (1) The recognition in 1997 of $0.4 million in loss-of-hire and general claim insurance recovery relating to generator repairs on one marine vessel sold in 1994. No similar recovery occurred in 1998.

     (2) A decrease of $0.1 million in interest income due to lower cash balances compared to the same period in 1997.

(D)       Net Gain (Loss) on Disposition of Owned Equipment

The net loss on disposition of equipment for the second quarter of 1998 totaled $3,000, which resulted from the sale or disposal of trailers and marine containers with an aggregate net book value of $0.2 million, for proceeds of $0.2 million. Net gain on disposition of equipment for the second quarter of 1997 totaled $14,000, and resulted from the sale or disposal of marine containers and trailers with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.1 million.

Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                           For the Three Months
                                                                              Ended June 30,
                                                                          1998               1997
                                                                      -------------------------------
Aircraft                                                                $    143          $    175
Marine vessel                                                                (61)             (188 )
      Equity in Net Income (Loss) of USPEs                              $     82          $    (13 )
                                   ==================================================================

Aircraft: As of June 30, 1998, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. As of June 30, 1997, the Partnership owned an interest in a trust that owns six commercial aircraft and had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.1 million and $0, respectively, for the second quarter of 1998, compared to $0.4 million and $0.2 million, respectively, during the same period in 1997. The decrease in lease revenues and depreciation and administrative expenses during the second quarter of 1998 was due to the sale of the Partnership's interest in a trust during the fourth quarter of 1997.

Marine vessel: As of June 30, 1998 and 1997, the Partnership had an interest in an entity owning a marine vessel. Marine vessel revenues and expenses were $0.3 million and $0.4 million, respectively, for the second quarter of 1998, compared to $0.3 million and $0.5 million, respectively, during the same period in 1997. Direct expenses decreased in the quarter ended June 30, 1998 due to decreased repairs and maintenance expense.

(F)      Net Income

As a result of the foregoing, the Partnership's net income was $0.1 million for the second quarter of 1998, compared to net income of $0.1 million during the same period of 1997. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the quarter ended June 30, 1998 is not necessarily indicative of future periods. In the second quarter of 1998, the Partnership distributed $0.9 million to the limited partners, or $0.10 per weighted-average limited partnership unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1998 and 1997

(A)       Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating expenses, and asset-specific insurance expenses) on owned equipment decreased during six months ended June 30, 1998, compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                            For the Six Months
                                                                              Ended June 30,
                                                                          1998              1997
                                                                      ------------------------------
Aircraft                                                                $ 1,706           $ 2,419
Rail equipment                                                            1,266             1,250
Trailers                                                                    593               776
Marine containers                                                           473               669
Marine vessels                                                              295               429


Aircraft: Aircraft lease revenues and direct expenses were $1.7 million and $36,000, respectively, for the six months ended June 30, 1998, compared to $2.2 million and $(0.2) million, respectively, during the same period of 1997. The decrease in lease revenues in the six months ended June 30, 1998 was due to the off-lease status of an aircraft, when compared to the same period in 1997 when the aircraft was on lease for the entire period. The decrease caused by the off-lease status of this plane was offset, in part, by an increase in the re-lease rate for another aircraft. Direct expenses increased due to the repair costs for an aircraft that were accrued for in 1996 that were lower than estimated. These accruals were reversed in 1997.

Rail equipment: Railcar lease revenues and direct expenses were $1.8 million and $0.5 million, respectively, for the six months ended June 30, 1998, compared to $1.8 million and $0.6 million, respectively, during the same period of 1997. Railcar contribution remained approximately the same due to the relative stability of railcar fleet.

Trailers: Trailer lease revenues and direct expenses were $0.8 million and $0.3 million, respectively, for the six months ended June 30, 1998, compared to $1.0 million and $0.2 million, respectively, during the same period of 1997. The number of trailers owned by the Partnership has been declining over the past year due to sales and dispositions. The result of the trailer sales and dispositions has been a reduction in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $0.5 million and $4,000, respectively, for the six months ended June 30, 1998, compared to $0.7 million and $8,000, respectively, during the same period of 1997. Marine container contributions decreased due to sales and dispositions over the past twelve months and lower utilization in the six months ended June 30, 1998, compared to the same period in 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $0.9 million and $0.6 million, respectively, for the six months ended June 30, 1998, compared to $1.0 million and $0.6 million, respectively, during the same period of 1997. Marine vessel contributions decreased due to the sale of a marine vessel in 1997. The decrease in marine contribution was offset, in part, by a $0.1 million loss-of-hire insurance refund received during the second quarter of 1998 from TEI due to lower claims from the insured Partnership and other insured affiliated partnerships.


(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $5.0 million for the six months ended June 30, 1998 decreased from $6.5 million for the same period in 1997. Significant variances are explained as follows:

     (1) A $0.7 million decrease in administrative expenses from 1997 levels resulted from reduced legal fees needed to collect outstanding receivables due to the Partnership from aircraft lessees.

     (2) A $0.6 million decrease in depreciation and amortization expenses from 1997 levels reflects the sale of certain assets during 1998 and 1997 and the use of the double-declining balance depreciation method, which results in greater depreciation in the first years an asset is owned.

     (3) A $0.4 million decrease in interest expense was due to lower average borrowings outstanding during the six months ended June 30, 1998, compared to the same period in 1997.

     (4) A $0.1 million decrease in management fees to affiliates reflects the lower levels of lease revenues in the six months ended June 30, 1998, compared to the same period in 1997.

     (5) The $0.3 million increase in bad debt expenses was due to the following: During the six months ended June 30, 1997, a net of $0.5 million from cash receipts and the application of security deposits were used against unpaid invoices that were previously reserved for as bad debts, offset, in part, by a decrease of $0.2 million in bad debt expense due to the General Partner's evaluation of the collectibility of receivables due from certain lessees.

(C)       Interest and Other Income

Interest and other income decreased $0.5 million in the six months ended June 30, 1998, compared to the same period in 1997, due to the following:

     (1) The recognition in 1997 of $0.4 million in loss-of-hire and general claim insurance recovery relating to generator repairs on one marine vessel sold in 1994. No similar recovery occurred in 1998.

     (2) A decrease of $0.1 million in interest income due to lower cash balances compared to the same period in 1997.

(D)  Net Gain (Loss) on Disposition of Owned Equipment

The net loss on disposition of equipment for the six months ended June 30, 1998 totaled $0.5 million, which resulted from the sale of trailers with a net book value of $0.9 million, for proceeds of $0.4 million. In addition, the Partnership sold or disposed of marine containers, and railcars with an aggregate net book value of $0.3 million, for aggregate proceeds of $0.3 million. For the six months ended June 30, 1997, the $2.4 million net gain on disposition of equipment resulted from the sale or disposal of marine containers, railcars, and a marine vessel, with an aggregate net book value of $5.7 million and unused drydock reserves of $1.0 million, for aggregate proceeds of $7.1 million.

(E)      Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):



                                                                            For the Six Months
                                                                              Ended June 30,
                                                                          1998              1997
                                                                      ------------------------------
Aircraft                                                                $   372           $   355
Marine vessels                                                              (80 )            (479)

      Equity in Net Income (Loss) of USPEs                              $    292          $   (124 )
                                   ==================================================================


Aircraft: As of June 30, 1998, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. As of June 30, 1997, the Partnership owned an interest in a trust that owns six commercial aircraft and had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.4 million and $0, respectively, for the six months ended June 30, 1998, compared to $0.9 million and $0.5 million, respectively, during the same period of 1997. The decrease in lease revenues and depreciation and administrative expenses during the six months ended June 30, 1998 was due to the sale of the Partnership's interest in a trust during the fourth quarter of 1997.

Marine vessel: As of June 30, 1998 and 1997, the Partnership had an interest in an entity owning a marine vessel. Marine vessel revenues and expenses were $0.7 million and $0.8 million, respectively, for the six months ended June 30, 1998, compared to $0.5 million and $1.0 million, respectively, during the same period in 1997. Lease revenue increased in the six months ended June 30, 1998 primarily due to the marine vessel being off-hire for 19 days in the six months ended June 30, 1997. Direct expenses decreased in the six months ended June 30, 1998 primarily due to the recognition in 1997 of a claim for unpaid bunkers to a prior charterer.

(F)       Net Income (Loss)

As a result of the foregoing, the Partnership's net loss was $0.7 million for the six months ended June 30, 1998, compared to a net income of $2.0 million during the same period of 1997. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the six months ended June 30, 1998 is not necessarily indicative of future periods. In the six months ended June 30, 1998, the Partnership distributed $1.7 million to the limited partners, or $0.20 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 1998, the Partnership generated $2.9 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for the six months ended June 30, 1998 of approximately $1.8 million) to the partners.

During the six months ended June 30, 1998, the Partnership sold or disposed of marine containers, railcars, and trailers with an aggregate net book value of $1.2 million, for proceeds of $0.7 million of which $0.6 million were received during the six months ended June 30, 1998.

In July 1998, the Partnership paid the second annual principal payment of $8.3 million of the outstanding notes payable.

(III) YEAR 2000 COMPLIANCE

The General Partner is currently addressing the Year 2000 computer software issue and is creating a timetable for carrying out any program modifications that may be required, and does not anticipate that the cost of those modifications allocable to the Partnership will be material.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of June 30, 1998, the General Partner is reviewing the effect this standard will have on the Partnership's consolidated financial statements.

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

                                   PLM EQUIPMENT GROWTH FUND IV
                                   By: PLM Financial Services, Inc.
                                       General Partner



Date: August 11, 1998              By: /s/ Richard K Brock
                                       ---------------------
                                       Richard K Brock
                                       Vice President and
                                       Corporate Controller