Form 10-Q
period 1998-09-30
PLM EQUIPMENT GROWTH FUND IV
filed 1998-11-06
CIK 847517

UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION  Washington,   D.C.  20549
------------------- FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 1998

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                                 September 30,        December 31,
                                                                                      1998                1997
                                                                               ---------------------------------------
Assets

Equipment held for operating lease, at cost                                     $       82,690        $     87,520
Less accumulated depreciation                                                          (57,586 )           (56,215)
                                                                               ---------------------------------------
    Net equipment                                                                       25,104              31,305

Cash and cash equivalents                                                                1,144               3,650
Restricted cash                                                                            247                 247
Accounts receivable, less allowance for doubtful
      accounts of $3,327 in 1998 and $3,332 in 1997                                        912                 954
Investments in unconsolidated special-purpose entities                                   5,879               9,756
Deferred charges, less accumulated amortization
      of $363 in 1998 and $486 in 1997                                                      71                 119
Prepaid expenses and other assets                                                           12                  58
                                                                               ---------------------------------------

     Total assets                                                               $       33,369        $     46,089
                                                                               =======================================

Liabilities and partners' capital

Liabilities:
Accounts payable and accrued expenses                                           $          732        $      1,511
Due to affiliates                                                                          239                 256
Lessee deposits and reserve for repairs                                                  1,707               2,095
Notes payable                                                                           12,750              21,000
                                                                               ---------------------------------------
    Total liabilities                                                                   15,428              24,862
                                                                               ---------------------------------------

Partners' capital:
Limited partners (8,628,420 limited partnership units
      as of September 30, 1998 and December 31, 1997)                                   17,941              21,227
General Partner                                                                             --                  --
                                                                               ---------------------------------------
    Total partners' capital                                                             17,941              21,227
                                                                               ---------------------------------------

      Total liabilities and partners' capital                                   $       33,369        $     46,089
                                                                               =======================================








                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)



                                                             For the Three Months Ended       For the Nine Months Ended
                                                                   September 30,                    September 30,
                                                                1998         1997                 1998         1997
                                                             ----------------------------------------------------------
Revenues

Lease revenue                                                  $  2,662     $   3,019            $    8,380     $   9,827
Interest and other income                                            17            52                   204           769
Net gain (loss) on disposition of equipment                         (13 )          16                  (495)        2,370
                                                             ---------------------------------------------------------------
    Total revenues                                                2,666         3,087                 8,089        12,966
                                                             ---------------------------------------------------------------

Expenses

Depreciation and amortization                                     1,430         1,869                 4,396         5,437
Equipment operating expense                                         155           210                   600           560
Repairs and maintenance                                             284           554                 1,133         1,234
Interest expense                                                    311           512                 1,335         1,938
Insurance expense to affiliates                                      --             4                   (55)           53
Other insurance expense                                              58            85                   222           281
Management fees to affiliate                                        151           149                   466           517
General and administrative expenses
      to affiliates                                                 118           138                   421           495
Other general and administrative expenses                           182           422                   417         1,307
Provision for (recovery of) bad debt expense                        (30 )         531                   154           387
                                                             ---------------------------------------------------------------
    Total expenses                                                2,659         4,474                 9,089        12,209
                                                             ---------------------------------------------------------------

Equity in net income (loss) of unconsolidated special-
      purpose entities                                               46          (133)                  338          (257)
                                                             ---------------------------------------------------------------

Net income (loss)                                              $     53     $  (1,520)           $     (662)    $     500
                                                             ===============================================================

Partners' share of net income (loss)

Limited partners                                               $      8     $  (1,588)           $     (798)    $     250
General Partner                                                      45            68                   136           250
                                                             ---------------------------------------------------------------

Total                                                          $     53     $  (1,520)           $     (662)    $     500
                                                             ===============================================================

Net income (loss) per weighted-average limited
      partnership unit                                         $   0.00     $   (0.18)           $    (0.09)    $    0.03
                                                             ===============================================================

Cash distributions                                             $    808     $   1,300            $    2,624     $   4,934
                                                             ===============================================================

Cash distributions per weighted-average limited
      partnership unit                                         $   0.09     $    0.14            $     0.29     $    0.54
                                                             ===============================================================

                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               For the period from December 31, 1996 to September
                                    30, 1998
                            (in thousands of dollars)




                                                                            Limited             General
                                                                           Partners             Partner                  Total
                                                                      ---------------------------------------------------------

Partners' capital as of December 31, 1996                               $  24,909             $   --              $  24,909

Net income                                                                  1,803                295                  2,098

Cash distributions                                                         (5,485 )             (295 )               (5,780 )

  Partners' capital as of December 31, 1997                                21,227                 --                 21,227

Net income (loss)                                                            (798 )              136                   (662 )

Cash distributions                                                         (2,488 )             (136 )               (2,624 )
                                                                      ---------------------------------------------------------

  Partners' capital as of September 30, 1998                            $  17,941             $   --              $  17,941
                                                                      =========================================================















                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30,
                            (in thousands of dollars)


                                                                           1998             1997
                                                                      ------------------------------------

Operating activities
Net income (loss)                                                       $     (662)      $      500
Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
  Depreciation and amortization                                              4,396            5,437
  Net (gain) loss on disposition of equipment                                  495           (2,370)
  Equity in net (income) loss of unconsolidated special-
    purpose entities                                                          (338)             257
  Changes in operating assets and liabilities:
    Due from affiliates                                                         --              357
    Accounts and notes receivable, net                                          83              (58)
    Prepaid expenses and other assets                                           46              129
    Accounts payable and accrued expenses                                     (779)            (583)
    Due to affiliates                                                          (17)             (20)
    Lessee deposits and reserve for repairs                                   (388)             355
                                                                      -------------------
                                                                                       -------------------
      Net cash provided by operating activities                              2,836            4,004
                                                                      ------------------------------------

Investing activities
Payments for capital repairs                                                    (7)              (3)
Liquidation proceeds from unconsolidated
    special-purpose entities                                                 3,470               --
Proceeds from disposition of equipment                                       1,324            7,166
Distributions from unconsolidated special-purpose entities                     745              626
                                                                      ------------------------------------
      Net cash provided by investing activities                              5,532            7,789
                                                                      ------------------------------------

Financing activities
Principal payments of notes payable                                         (8,250)          (8,250)
Cash distributions paid to limited partners                                 (2,488)          (4,684)
Cash distributions paid to General Partner                                    (136)            (250)
                                                                      ------------------------------------
      Net cash used in financing activities                                (10,874)         (13,184)
                                                                      ------------------------------------

Net decrease in cash and cash equivalents                                   (2,506)          (1,391)

Cash and cash equivalents at beginning of period                             3,650            2,142
                                                                      ------------------------------------

Cash and cash equivalents at end of period                              $    1,144       $      751
                                                                      ====================================

Supplemental information
Interest paid                                                           $    1,335       $    1,938
                                                                      ====================================
Sale proceeds included in accounts receivable                           $       41       $       16
                                                                      ====================================





                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund IV (the Partnership) as of September 30, 1998 and December 31, 1997, the statements of operations for the three and nine months ended September 30, 1998 and 1997, the statements of changes in partners' capital for the period from December 31, 1996 to September 30, 1998, and the statements of cash flows for the nine months ended September 30, 1998 and 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, on file with the Securities and Exchange Commission.

2.  Cash Distributions

     Cash distributions are recorded when paid and totaled $2.6 million and $4.9 million for the nine months ended September 30, 1998 and 1997, respectively, and $0.8 million and $1.3 million for the three months ended September 30, 1998 and 1997, respectively. Cash distributions to limited partners in excess of net income are deemed to be a return of capital. Cash distributions to limited partners of $2.5 million and $4.4 for the nine months ended September 30, 1998 and 1997, respectively, were deemed to be a return of capital. Cash distributions related to the results from the third quarter of 1998, of $0.7 million, will be paid during the fourth quarter of 1998.

Transactions with General Partner and Affiliates

     The balance due to affiliates as of September 30, 1998 and December 31, 1997, includes $0.1 million due to FSI and its affiliate for management fees and $0.1 million due to affiliated unconsolidated special-purpose entities (USPEs). The Partnership's proportional share of management fees with USPE's of $11,000 were payable as of September 30, 1998 and December 31, 1997, respectively.

     The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1998 and 1997 is listed in the following table (in thousands of dollars):


                                                 For the Three Months                For the Nine Months
                                                 Ended September 30,                 Ended September 30,

                                              1998             1997                1998              1997
                                        ----------------------------------------------------------------------

Management fees                            $      18        $      24           $      61         $      66
Data processing and administrative
   expenses                                        4                7                  15                23
Insurance expense                                  2               15                   9                64


     Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner, provides marine insurance coverage for the Partnership's investment in USPEs and other insurance brokerage services. TEI did not provide the same insurance coverage during 1998 as had been provided during 1997. These services were provided by an unaffiliated third party.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

Transactions with General Partner and Affiliates (continued)

     During 1998, the Partnership received a $0.1 million loss-of-hire insurance refund from TEI due to lower claims from the insured Partnership and other insured affiliated partnerships.

4.   Equipment

     The components of owned equipment held for operating lease are as follows (in thousands of dollars):


                                                      September 30,            December 31,
                                                          1998                     1997
                                                    -------------------------------------------

Aircraft                                               $   42,734              $    42,734
Rail equipment                                             14,780                   14,828
Marine containers                                          11,287                   13,384
Marine vessel                                               9,719                    9,719
Trailers                                                    4,170                    6,855
                                                    -------------------------------------------
                                                           82,690                   87,520
Less accumulated depreciation                             (57,586 )                (56,215)
                                                    -------------------------------------------
     Net equipment                                     $   25,104              $    31,305
                                                    ===========================================

     As of September 30, 1998, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two aircraft, a railcar, and 49 marine containers. The net book value of off-lease equipment was $4.9 million as of September 30, 1998. As of December 31, 1997, an aircraft, 2 railcars, and 108 marine containers were off lease, with a net book value of $3.2 million.

     During the nine months ended September 30, 1998, the Partnership sold or disposed of marine containers, railcars, and trailers with an aggregate net book value of $1.9 million, for aggregate proceeds of $1.4 million. During the nine months ended September 30, 1997, the Partnership sold or disposed of marine containers, railcars, trailers, and a marine vessel with an aggregate net book value of $5.8 million and unused drydock reserves of $1.0 million, for aggregate proceeds of $7.2 million.

5.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                      September 30,      December 31,
                                                                          1998               1997
                                                                    ---------------------------------------

50% interest in an entity owning a bulk-carrier                         $  3,881           $  2,264
35% interest in two commercial aircraft on a direct
        finance lease                                                      1,998              4,008
17% interest in a trust that owned a commercial aircraft                      --              3,484
                                                                    ---------------------------------------
     Net investments                                                    $  5,879           $  9,756
                                                                    =======================================

     During January 1998, the Partnership received liquidating proceeds of $3.5 million from the sale of its 17% interest in a trust that owned a commercial aircraft sold in late 1997.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

6.   Contingencies

     PLM International, Inc. (the Company) and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships (the Funds) for which the Company's wholly-owned subsidiary, FSI, acts as the general partner, including the Partnership, PLM Equipment Growth Funds V and VI, and PLM Equipment Growth & Income Fund VII. The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against the defendants for improper sales and marketing practices, mismanagement of the Partnerships, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

     In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. In September 1997, the district court denied plaintiffs' motion and dismissed without prejudice the individual claims of the California class representative, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Partnership, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted the motion in December 1997.

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

     On June 5, 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in PLM Equipment Growth Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships for which FSI acts

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

Contingencies (continued)

     as the general partner, including the Funds. The complaint alleges the same facts and the same nine causes of action as in the Koch action, plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, constructive fraud, unjust enrichment, violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code Section 3345.

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

     In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding (MOU) related to the settlement of those actions. The MOU contemplates a settlement and release of all claims in exchange for payment of up to $6.0 million. The final settlement amount will depend on the number of authorized claims filed by authorized claimants, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the Alabama district court. The Company will pay up to $0.3 million of the settlement, with the remainder being funded by an insurance policy. The defendants will continue to deny each of the claims and contentions and admit no liability in connection with the proposed settlement. The settlement remains subject to numerous conditions, including but not limited to (a) agreement and execution by the parties of a settlement agreement, (b) notice to and certification of the class for settlement purposes and (c) preliminary and final approval of the settlement by the Alabama district court. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the settlement is not consummated.

Debt

     In the first nine months of 1998, the Partnership paid the second annual principal payment of $8.3 million of the outstanding notes payable.

8.   Net Income (Loss) Per Weighted-Average Partnership Unit

     Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 1998 and 1997 was 8,628,420.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (I)         RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund IV's (the Partnership's) Operating Results for the Three Months Ended September 30, 1998 and 1997

(A)       Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating expenses, and asset-specific insurance expenses) on owned equipment increased during the third quarter of 1998 compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                           For the Three Months
                                                                            Ended September 30,
                                                                          1998               1997
                                                                      -------------------------------
Aircraft                                                                $    851          $    907
Rail equipment                                                               713               694
Trailers                                                                     300               281
Marine vessels                                                               168                99
Marine containers                                                            142               143


Aircraft: Aircraft lease revenues and direct expenses were $0.9 million and $20,000, respectively, for the third quarter of 1998, compared to $1.0 million and $0.1 million, respectively, during the same period of 1997. The decrease in lease revenues in the third quarter of 1998 was due to the off-lease status of an aircraft, when compared to the same period in 1997 when the aircraft was on lease for two months in the third quarter. Direct expenses decreased due to the repairs done in the third quarter of 1997 on the aircraft that came off lease in August of 1997.

Rail equipment: Rail equipment lease revenues and direct expenses were $0.9 million and $0.2 million, respectively, for the third quarter of 1998 and 1997. Rail equipment contribution remained approximately the same due to the relative stability of the railcar fleet.

Trailers: Trailer lease revenues and direct expenses were $0.4 million and $0.1 million, respectively, for the third quarter of 1998, compared to $0.5 million and $0.2 million, respectively, during the same period of 1997. The number of trailers owned by the Partnership has been declining over the past year due to sales and dispositions. The result of the trailer sales and dispositions has been a reduction in trailer contribution.

Marine vessels: Marine vessel lease revenues and direct expenses were $0.4 million and $0.2 million, respectively, for the third quarter of 1998, compared to $0.5 million and $0.4 million, respectively, during the same period of 1997. Lease revenue decreased in the third quarter of 1998, compared to the same period in 1997, due to the lower re-lease rates for the remaining marine vessel as a result of a softer bulk carrier vessel market. Direct expenses decreased in the third quarter of 1998 when compared to the same period in 1997 due to the reduction in hull and machinery insurance and drydock expense.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $2,000, respectively, for the third quarter of 1998, compared to $0.1 million and $4,000, respectively, during the same period of 1997. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. Marine container contribution remained relatively stable. The reduction was offset in part, by higher utilization for a group of marine containers when compared to the same period in 1997.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.2 million for the third quarter of 1998 decreased from $3.6 million for the same period in 1997. Significant variances are explained as follows:

   (1) The $0.6 million decrease in bad debt expense was due to a decrease of $0.5 million in bad debts resulting from the General Partner's evaluation of the collectibility of receivables due from certain lessees and the collection of $0.1 million in outstanding receivables from certain lessees that were previously reserved for as bad debts in the first six months of 1998.

     (2) A $0.4 million decrease in depreciation and amortization expenses from 1997 levels reflects the sale of certain assets during 1998 and 1997 and the use of the double-declining balance depreciation method which results in greater depreciation in the first years an asset is owned.

     (3) A $0.3 million decrease in administrative expenses from 1997 levels resulted primarily from reduced legal fees to collect outstanding receivables due from aircraft lessees.

     (4) A $0.2 million decrease in interest expense was due to lower average borrowings outstanding during the quarter ended September 30, 1998, compared to the same period in 1997.

(C) Net Gain (Loss) on Disposition of Owned Equipment

The net loss on disposition of equipment for the third quarter of 1998 totaled $13,000, which resulted from the sale or disposal of trailers and marine containers with an aggregate net book value of $0.6 million, for proceeds of $0.6 million. Net gain on disposition of equipment for the third quarter of 1997 totaled $16,000, and resulted from the sale or disposal of marine containers, a railcar, and a trailer with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.1 million.

Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                           For the Three Months
                                                                            Ended September 30,
                                                                          1998               1997
                                                                      -------------------------------
Aircraft                                                                $    142          $    115
Marine vessel                                                                (96)             (248 )
      Equity in Net Income (Loss) of USPEs                              $     46          $   (133 )
                                   ==================================================================

Aircraft: As of September 30, 1998, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. As of September 30, 1997, the Partnership owned an interest in a trust that owns six commercial aircraft and had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.1 million and $0, respectively, for the third quarter of 1998, compared to $0.4 million and $0.3 million, respectively, during the same period in 1997. The decrease in lease revenues and expenses during the third quarter of 1998 was due to the sale of the Partnership's interest in the trust that owned six commercial aircraft during the fourth quarter of 1997.

Marine vessel: As of September 30, 1998 and 1997, the Partnership had an interest in an entity owning a marine vessel. Marine vessel revenues and expenses were $0.3 million and $0.4 million, respectively, for the third quarter of 1998, compared to $0.3 million and $0.5 million, respectively, during the same period in 1997. Direct expenses decreased in the quarter ended September 30, 1998 due to decreased repairs and maintenance expense.

(E)      Net Income (Loss)

As a result of the foregoing, the Partnership's net income was $0.1 million for the third quarter of 1998, compared to net loss of $1.5 million during the same period of 1997. The Partnership's ability to operate and liquidate assets, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the quarter ended September 30, 1998 is not necessarily indicative of future periods. In the third quarter of 1998, the Partnership distributed $0.8 million to the limited partners, or $0.09 per weighted-average limited partnership unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1998 and 1997

(A)       Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating expenses, and asset-specific insurance expenses) on owned equipment decreased during nine months ended September 30, 1998, compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                           For the Nine Months
                                                                           Ended September 30,
                                                                          1998              1997
                                                                      ------------------------------
Aircraft                                                                $ 2,557           $ 3,327
Rail equipment                                                            1,980             1,944
Trailers                                                                    893             1,057
Marine containers                                                           615               812
Marine vessels                                                              462               528


Aircraft: Aircraft lease revenues and direct expenses were $2.6 million and $0.1 million, respectively, for the nine months ended September 30, 1998, compared to $3.3 million and $0, respectively, during the same period of 1997. The decrease in lease revenues in the nine months ended September 30, 1998 was due to the off-lease status of an aircraft, when compared to the same period in 1997 when the aircraft was on lease for eight months. The decrease caused by the off-lease status of this plane was offset, in part, by an increase in the re-lease rate for another aircraft. Direct expenses increased due to the repair costs for an aircraft that were accrued for in 1996 that were lower than estimated. These accruals were reversed in 1997.

Rail equipment: Rail equipment lease revenues and direct expenses were $2.7 million and $0.7 million, respectively, for the nine months ended September 30, 1998, compared to $2.7 million and $0.8 million, respectively, during the same period of 1997. Rail equipment contribution remained approximately the same due to the relative stability of railcar fleet.

Trailers: Trailer lease revenues and direct expenses were $1.2 million and $0.3 million, respectively, for the nine months ended September 30, 1998, compared to $1.5 million and $0.4 million, respectively, during the same period of 1997. The number of trailers owned by the Partnership has been declining over the past year due to sales and dispositions. Although the number of trailers has been declining, the Partnership had an increase in the trailer contribution due to higher utilization for the remaining fleet when compared to the same period in 1997.

Marine containers: Marine container lease revenues and direct expenses were $0.6 million and $6,000, respectively, for the nine months ended September 30, 1998, compared to $0.8 million and $12,000, respectively, during the same period of 1997. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. As a result, marine container contribution decreased. The reduction was offset in part, by higher utilization for a group of marine containers in the nine months ended September 30, 1998, compared to the same period in 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.2 million and $0.8 million, respectively, for the nine months ended September 30, 1998, compared to $1.5 million and $1.0 million, respectively, during the same period of 1997. Marine vessel contributions decreased due to the sale of a marine vessel in 1997 and lower re-lease rates for the remaining marine vessel as a result of a softer bulk carrier vessel market. The decrease in marine contribution was offset, in part, by a $0.1 million loss-of-hire insurance refund received during the second quarter of 1998 from TEI due to lower claims from the insured Partnership and other insured affiliated partnerships.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $7.2 million for the nine months ended September 30, 1998 decreased from $10.1 million for the same period in 1997. Significant variances are explained as follows:

     (1) A $1.0 million decrease in administrative expenses from 1997 levels resulted primarily from reduced legal fees needed to collect outstanding receivables due to the Partnership from aircraft lessees.

     (2) A $1.0 million decrease in depreciation and amortization expenses from 1997 levels reflects the sale of certain assets during 1998 and 1997 and the use of the double-declining balance depreciation method, which results in greater depreciation in the first years an asset is owned.

     (3) A $0.6 million decrease in interest expense was due to lower average borrowings outstanding during the nine months ended September 30, 1998, compared to the same period in 1997.

     (4) The $0.2 million decrease in bad debt expenses was due to the General Partner's evaluation of the collectibility of receivables due from certain lessees.

     (5) A $0.1 million decrease in management fees to affiliates reflects the lower levels of lease revenues in the nine months ended September 30, 1998, compared to the same period in 1997.

(C) Interest and Other Income

Interest and other income decreased $0.6 million in the nine months ended September 30, 1998, compared to the same period in 1997, due to the following:

     (1) The recognition in 1997 of $0.5 million in loss-of-hire and general claim insurance recovery relating to generator repairs on one marine vessel sold in 1994. No similar recovery occurred in 1998.

     (2) A decrease of $0.1 million in interest income due to lower average cash balances compared to the same period in 1997.

(D) Net Gain (Loss) on Disposition of Owned Equipment

The net loss on disposition of equipment for the nine months ended September 30, 1998 totaled $0.5 million, which resulted from the sale of trailers with a net book value of $1.4 million, for proceeds of $0.9 million. In addition, the Partnership sold or disposed of marine containers, and railcars with an aggregate net book value of $0.5 million, for aggregate proceeds of $0.5 million. For the nine months ended September 30, 1997, the $2.4 million net gain on disposition of equipment resulted from the sale or disposal of marine containers, railcars, trailers, and a marine vessel, with an aggregate net book value of $5.8 million and unused drydock reserves of $1.0 million, for aggregate proceeds of $7.2 million.

(E)      Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):



                                                                           For the Nine Months
                                                                           Ended September 30,
                                                                          1998              1997
                                                                      ------------------------------
Aircraft                                                                $   514           $   470
Marine vessels                                                             (176 )            (727)

      Equity in Net Income (Loss) of USPEs                              $    338          $   (257 )
                                   ==================================================================

Aircraft: As of September 30, 1998, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. As of September 30, 1997, the Partnership owned an interest in a trust that owns six commercial aircraft and had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.5 million and $0, respectively, for the nine months ended September 30, 1998, compared to $1.3 million and $0.8 million, respectively, during the same period of 1997. The decrease in lease revenues and depreciation and administrative expenses during the nine months ended September 30, 1998 was due to the sale of the Partnership's interest in the trust that owned six commercial aircraft during the fourth quarter of 1997.

Marine vessel: As of September 30, 1998 and 1997, the Partnership had an interest in an entity owning a marine vessel. Marine vessel revenues and expenses were $0.9 million and $1.1 million, respectively, for the nine months ended September 30, 1998, compared to $0.8 million and $1.5 million, respectively, during the same period in 1997. Lease revenue increased in the nine months ended September 30, 1998 primarily due to the marine vessel being off-hire for 19 days in the nine months ended September 30, 1997 compared to 4 days in the same period of 1998. Direct expenses decreased in the nine months ended September 30, 1998 due to lower survey and repairs and maintenance expenses.

(F)       Net Income (Loss)

As a result of the foregoing, the Partnership's net loss was $0.7 million for the nine months ended September 30, 1998, compared to a net income of $0.5 million during the same period of 1997. The Partnership's ability to operate and liquidate assets, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the nine months ended September 30, 1998 is not necessarily indicative of future periods. In the nine months ended September 30, 1998, the Partnership distributed $2.5 million to the limited partners, or $0.29 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 1998, the Partnership generated $3.6 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for the nine months ended September 30, 1998 of approximately $2.6 million) to the partners.

During the nine months ended September 30, 1998, the Partnership sold or disposed of marine containers, railcars, and trailers with an aggregate net book value of $1.9 million, for proceeds of $1.4 million of which $1.3 million were received during the nine months ended September 30, 1998.

In July 1998, the Partnership paid the second annual principal payment of $8.3 million of the outstanding notes payable.

(III) EFFECTS OF YEAR 2000

It is possible that the General Partner's currently installed computer systems, software products and other business systems, or the Partnership's vendors, service providers and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate and output dates on or after January 1, 2000 without error or interruption (a problem commonly known as the "Year 2000" problem). As the Partnership relies substantially on the General Partner's software systems, applications and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the General Partner could have a material adverse effect on the Partnership's business, financial condition and results of operations.

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its software products and other business systems in order to determine whether such systems will retain functionality after December 31, 1999. The General Partner (a) is currently integrating Year 2000 compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have either already been made Year 2000 compliant or Year 2000 compliant upgrades of such systems are planned to be implemented by the General Partner before the end of fiscal 1999. Although the General Partner believes that its Year 2000 compliance program can be completed by the beginning of 1999, there can be no assurance that the compliance program will be completed by that date. To date, the costs incurred and allocated to the Partnership to become Year 2000 compliant have not been material. In addition, the General Partner believes the future costs allocable to the Partnership to become Year 2000 compliant will not be material.

Some risks associated with the Year 2000 problem are beyond the ability of the Partnership to control, including the extent to which third parties can address the Year 2000 problem. The General Partner has begun to communicate with vendors, services providers and customers in order to assess the Year 2000 compliance readiness of such parties and the extent to which the Partnership is vulnerable to any third-party Year 2000 issues. There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Any failure by the General Partner or such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position and results of operations of the Partnership. The General Partner will make an ongoing effort to recognize and evaluate potential exposure relating to third-party Year 2000 non-compliance and will develop a contingency plan if the General Partner determines, or is unable to determine, that third-party non-compliance would have a material adverse effect on the Partnership's business, financial position or results of operation.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after nine15, 1999. As of September 30, 1998, the General Partner is reviewing the effect this standard will have on the Partnership's consolidated financial statements.

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

The Partnership intends to use cash flow from operations to satisfy its operating requirements, maintain working capital reserves, pay principal and interest on debt, and pay cash distributions to the investors.

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

                                      PLM EQUIPMENT GROWTH FUND IV
                                      By: PLM Financial Services, Inc.
                                          General Partner



Date: November 4, 1998                By: /s/ Richard K Brock
                                          ---------------------
                                          Richard K Brock
                                          Vice President and
                                          Corporate Controller