Form 10-K
period 1998-12-31
PLM EQUIPMENT GROWTH FUND IV
filed 1999-03-18
CIK 847517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K


     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998.

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

Aggregate market value of voting stock:  N/A

An index of exhibits filed with this Form 10-K is located on page 27.

Total number of pages in this report:  51.

                                                      PART I
ITEM 1.  BUSINESS
(A)  Background

In March 1989, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc. (PLM International or PLM), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 8,750,000 limited partnership units (including 1,250,000 option units) (the units) in PLM Equipment Growth Fund IV, a California limited partnership (the Partnership, the Registrant, or EGF IV). The Partnership's offering became effective on May 23, 1989. FSI, as General Partner, owns a 5% interest in the Partnership. The Partnership engages in the business of investing in a diversified equipment portfolio consisting primarily of used, long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

The Partnership's primary objectives are:

     (1) to maintain a diversified portfolio of long-lived, low-obsolescence, high residual-value equipment with the net proceeds of the initial partnership offering, supplemented by debt financing and reinvestment of cash generated by operations. All transactions of over $1.0 million must be approved by PLM International Credit Review Committee (the Committee), which is made up of members of PLM International Senior Management. In determining a lessee's creditworthiness, the Committee will consider, among other factors, its financial statements, internal and external credit ratings, and letters of credit;

     (2) to generate sufficient net operating cash flow from lease operations to meet liquidity requirements and to generate cash distributions to the limited partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

     (3) to selectively sell equipment when the General Partner believes that, due to market conditions, market prices for equipment exceed inherent equipment values or that expected future benefits from continued ownership of a particular asset will have an adverse affect on the Partnership. As the Partnership is in the liquidation phase, proceeds from these sales, together with excess net operating cash flows from operations (net cash provided by operating activities plus distributions from unconsolidated special-purpose entities (USPEs)), are used to repay the Partnership's outstanding indebtedness and pay distributions to the partners;

     (4) to preserve and protect the value of the portfolio through quality management, maintaining the portfolio's diversity, and constantly monitoring equipment markets.

The offering of the units of the Partnership closed on March 28, 1990. As of December 31, 1998, there were 8,628,420 limited partnership units outstanding. The General Partner contributed $100 for its 5% general partner interest in the Partnership.

On January 1, 1999, the Partnership entered its liquidation phase and in accordance with the limited partnership agreement, the General Partner intends to commence an orderly liquidation of the Partnership's assets. The liquidation phase will end on December 31, 2009, unless the Partnership is terminated earlier upon sale of all of the equipment or by certain other events.

Table  1,  below,  lists  the  equipment  and  the  cost  of  equipment  in  the
Partnership's   portfolio,   and  the  cost  of  investments  in  unconsolidated
special-purpose entities, as of December 31, 1998 (in thousands of dollars):


                                     TABLE 1

 Units                              Type                                    Manufacturer                     Cost
---------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

      3      737-200 stage II commercial aircraft                    Boeing                              $   26,945
      1      DC-9-32 stage II commercial aircraft                    McDonnell-Douglas                       10,041
      1      Dash 8-300 commuter aircraft                            Dehavilland                              5,748
    334      Pressurized tank railcars                               Various                                  9,712
     98      Woodchip gondola railcars                               General Electric                         2,341
    110      Bulkhead flat railcars                                  Marine Industries Ltd.                   2,153
     26      Nonpressurized tank railcars                            Various                                    546
    395      Refrigerated marine containers                          Various                                  9,978
    305      Dry marine containers                                   Various                                  1,034
      1      Bulk carrier                                            Namura Shipping                          9,719
     98      Refrigerated trailers                                   Various                                  2,244
    133      Dry trailers                                            Various                                  1,817
                                                                                                         ------------

             Total owned equipment held for operating leases                                             $   82,278<F1>
                                                                                                         ===========


Investments in unconsolidated special-purpose entities:

   0.50      Bulk carrier                                            Nipponkai & Toyama                  $    9,705<F2>
   0.35      Equipment on direct finance lease:
               Two DC-9 stage III commercial aircraft                McDonnell-Douglas                        3,901<F3>
                                                                                                         ------------

             Total investments in unconsolidated special-purpose entities                                $   13,606<F1>
                                                                                                         ===========

<F1> Includes equipment and investments  purchased with the proeeds from capital contributions, undistributed cashflow from operations, and Partnership borrowings. Includes costs capitalized subsequent to the date of acquisition and equipment acquisition fees paid to PLM Transportation Equipment Corporation, a wholly-owned subsidiary of FSI. All equipment was used equipment at the time of purchase.

<F2> Jointly owned:  EGF IV and an affiliated program.

<F3> Jointly owned:  EGF IV and two affiliated programs.





The equipment is generally leased under operating leases with terms of one to six years. The Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

As of December 31, 1998, all of the of the Partnership's trailer equipment was in rental facilities operated by PLM Rental, Inc., an affiliate of the General Partner, doing business as PLM Trailer Leasing. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other indirect expenses of the rental yard operations is charged to the Partnership monthly.

The lessees of the equipment include, but are not limited to: Aero California, Continental Airlines, Inc., Transamerica Leasing, and Canadian Pacific Railways.

(B) Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the Partnership's equipment. The Partnership's management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the financial statements).

(C)  Competition

(1)  Operating Leases versus Full Payout Leases

Generally the equipment owned by or invested in the Partnership is leased out on an operating lease basis wherein the rents received during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment. The short- to mid-term nature of operating leases generally commands a higher rental rate than the longer-term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

The Partnership encounters considerable competition from lessors that utilize full payout leases on new equipment, i.e. leases that have terms equal to the expected economic life of the equipment. While some lessees prefer the flexibility offered by a shorter-term operating lease, other lessees prefer the rate advantages possible with a full payout lease. Competitors may write full payout leases at considerably lower rates and for longer terms than the Partnership offers, or larger competitors with a lower cost of capital may offer operating leases at lower rates, which may put the Partnership at a competitive disadvantage.

(2)  Manufacturers and Equipment Lessors

The Partnership competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services that the Partnership cannot offer, such as specialized maintenance services (including possible substitution of equipment), training, warranty services, and trade-in privileges.

The Partnership also competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), GATX Corporation, General
Electric Railcar Services Corporation, General Electric Capital Aviation Services Corporation, Xtra Corporation and other investments programs that lease the same types of equipment.

(D)  Demand

The Partnership operates in five primary operating segments: aircraft leasing, marine container leasing, marine vessel leasing, trailer leasing, and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. Except for those aircraft leased to passenger air carriers, the Partnership's equipment and investments are used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)  Aircraft

(a)  Commercial Aircraft

The world's major airlines experienced a fourth consecutive year of profits, showing a combined marginal net income (net income measured as a percentage of revenue) of 6%, compared to the industry's historical annual rate of 1%. Airlines recorded positive marginal net annual income of 2% in 1995, 4% in 1996, 6% in 1997, and 6% in 1998. The two factors that have led to this increase in profitability are improvements in yield management systems and reduced operating costs, particularly lowered fuel costs. These higher levels of profitability have allowed many airlines to re-equip their fleets with new aircraft, resulting in a record number of orders for manufacturers.


Major airlines increased their fleets from 7,181 aircraft in 1997 to 7,323 in 1998, which has resulted in more used aircraft available on the secondary market. Despite these increases, the number of Stage II aircraft in these fleets (similar to those owned by the Partnership) decreased by 26% from 1997 to 1998, and sharper decreases are expected in 1999. This trend is due to Federal Aviation Regulation section C36.5, which requires airlines to convert 100% of their fleets to Stage III aircraft, which have lower noise levels than Stage II aircraft, by the year 2000 in the United States and the year 2002 in Canada and Europe. Stage II aircraft can be modified to Stage III with the installation of a hushkit that significantly reduces engine noise. The cost of hushkit installation ranges from $1.0 to $2.0 million for the types of aircraft owned by the Partnership.


Orders for new aircraft have risen rapidly worldwide in recent years: 691 in 1995, 1,182 in 1996, 1,328 in 1997, and an estimated 1,500 in 1998. As a result of this increase in orders, manufacturers have expanded their production, and new aircraft deliveries have increased from 482 in 1995, 493 in 1996, and 674 in 1997, to an estimated 825 in 1998.


The industry now has in place two of the three conditions that led to financial problems in the early 1990s: potential excess orders and record deliveries. The missing element is a worldwide recession. Should a recession occur, the industry will experience another period of excess aircraft capacity and surplus aircraft on the ground.


The Partnership's narrowbody (single-aisle) fleet is a mix of Stage II and Stage III aircraft. The Stage II aircraft are either positioned with air carriers that are outside Stage III-legislated areas or anticipated to be sold or leased outside Stage III areas before the year 2000.


(b)  Commuter Aircraft


Major changes have occurred in the commuter market due to the 1993 introduction of small regional jets. The original concept for regional jets was to take over the North American hub-and-spoke routes served by the large turboprops, but they are also finding successful niches in point-to-point routes. The introduction of this smaller aircraft has allowed major airlines to shift the regional jets to those marginal routes previously operated by narrowbody (single-aisle) aircraft, allowing larger-capacity aircraft to be more efficiently employed in an airline's route system.


The Partnership leases commuter turboprops containing from 36 to 50 seats. These aircraft all fly in North America, which continues to be the fastest-growing market for commuter aircraft in the world. The Partnership's aircraft possess unique performance capabilities, compared to other turboprops, which allow them to readily operate at maximum payloads from unimproved surfaces, hot and high runways, and short runways. However, the growing use of regional jets in the commuter market has resulted in an increase in demand for regional jets at the expense of turboprops. Several major turboprop programs have been terminated and all turboprop manufacturers are cutting back on production due to reduced demand.

(2)  Railcars

(a)  Pressurized Tank Railcars

Pressurized tank cars transport primarily two chemicals: liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). Natural gas is used in a variety of ways in businesses, electric plants, factories, homes, and now even cars. The demand for fertilizer is driven by a number of factors, including grain prices, the status of government farm subsidy programs, the amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the U.S. dollar.

In North America, 1998 carload originations of both chemicals and petroleum products remained relatively constant, compared to 1997. The 98% utilization rate of the Partnership's pressurized tank cars was consistent with this statistic.

(b)  Woodchip Gondolas Railcars

These 6,600-cubic-foot-capacity railcars are used to transport woodchips from sawmills to pulp mills, where the woodchips are converted into pulp. The demand for woodchip gondolas is directly related to demand for paper and paper products, particleboard, and plywood. In Canada, where the Partnership's woodchip gondolas operate, 1998 carload originations for primary forest products remained relatively unchanged over 1997 levels.

All of the Partnership's woodchip gondolas continued to operate on long-term leases during 1998.

(c)  Bulkhead Flat Railcars

Bulkhead flatcars are used to transport pulpwood from sawmills to pulp mills. High-grade pulpwood is used to manufacture paper, while low-grade pulpwood is used to make particleboard and plywood. In Canada, where the Partnership's bulkhead flatcars operate, carload originations for pulp, paper, and allied products dropped slightly in 1998, declining by 2% over 1997 levels.

The Partnership's bulkhead flatcars continued to operate on a long-term lease during 1998.

(d)  Nonpressurized, General Purpose Tank Railcars

Tank cars that do not require pressurization are used to transport a variety of bulk liquid commodities and chemicals, including certain petroleum fuels and products, liquefied asphalt, lubricating and vegetable oils, molten sulfur, and corn syrup. The largest consumers of chemical products are the manufacturing, automobile, and housing sectors. Because the bulk liquid industry is so diverse, its overall health is reflected by such general indicators as changes in the Gross Domestic Product, personal consumption expenditures, retail sales, currency exchange rates, and national and international economic forecasts.

In North America, railcar loadings for the commodity group that includes chemicals and petroleum products remained essentially unchanged, compared to 1997. The Partnership's general purpose cars continue to be in high demand, with utilization over 98% in 1998.

(3)  Marine Containers

The marine container market began 1998 with industrywide utilization in the low 80% range. This percentage eroded somewhat during the year, while per diem rental rates remained steady. One factor affecting the market was the availability of historically low-priced marine containers from Asian manufacturers. This trend is expected to remain in 1999, and will continue to put pressure on economic results fleetwide.

The trend toward industrywide consolidation continued in 1998, as the U.S. parent company of one of the industry's top ten container lessors announced that it would be outsourcing the management of its container fleet to a competitor. While this announcement has yet to be finalized, over the long term, such industrywide consolidation should bring more rationalization to the container leasing market and result in both higher fleetwide utilization and per diem rates.

(4)  Dry Bulk Vessels

The Partnership owns or has investments in small to medium-sized dry bulk vessels that trade in worldwide markets and carry commodity cargoes. Demand for commodity shipping closely follows worldwide economic growth patterns, which can alter demand by causing changes in volume on trade routes. The General Partner operates the Partnership's vessels through time charters, an operating approach that provides the flexibility to adapt to changing market situations.

Freight rates for dry bulk vessels decreased for all ship sizes in 1998, with the largest vessels experiencing the greatest declines. After a relatively stable year in 1997, rates declined due to a decrease in cargo tonnage moving from the Pacific Basin and Asia to western ports. The size of the overall dry bulk carrier fleet decreased by 3%, as measured by the number of vessels, but increased by 1%, as measured by deadweight (dwt) tonnage. While scrapping of ships was a significant factor in 1998 (scrapping increased by 50% over 1997) overall there was no material change in the size of the dry bulk vessel fleet, as deliveries and scrappings were nearly equal.

Total dry trade (as measured in deadweight tons) was flat, compared to a 3% growth in 1997. As a result, the market had no foundation for increasing freight rates, and charter rates declined as trade not only failed to grow, but actually declined due to economic disruptions in Asia. Overall activity is expected to remain flat in 1999, with trade in two of the three major commodities static or decreasing in volume. Iron ore volume is expected to decrease, and grain trade is anticipated to be flat, while a bright spot remains in an estimated increase in steam coal trade.

Ship values experienced a significant decline in 1998, as expectations for trade growth were dampened. The decline in ship values was also driven by bargain pricing for newbuilding in Asian yards.

The uncertainty in forecasts is the Asian economic situations; if there is some recovery from the economic shake-up that started in the second half of 1997, then 1999 has prospects for improvement. The delivery of ships in 1999 is expected to be less than in 1998, and high scrapping levels should continue. Dry bulk shipping is a cyclical business -- inducing capital investment during periods of high freight rates and discouraging investment during periods of low rates. The current environment thus discourages investment. However, the history of the industry implies that this period will be followed by one of increasing rates and investment in new ships, driven by growth in demand. Over time, demand grows at an average of 3% a year, so when historic levels of growth in demand resume, the industry is expected to experience a significant increase in freight rates and ship values.

(5)  Trailers

(a)  Over-the-Road Dry Trailers

The U.S. over-the-road dry trailer market continued to recover in 1998, with a strong domestic economy resulting in heavy freight volumes. The leasing outlook continues to be positive, as equipment surpluses of recent years are being absorbed by a buoyant market. In addition to high freight volumes, declining fuel prices have led to a strong trucking industry and improved equipment demand.

The Partnership's dry van fleet experienced strong utilization throughout 1998, with utilization rates remaining well above 70% throughout the year.

(b)  Over-the-Road Refrigerated Trailers

The temperature-controlled over-the-road trailer market remained strong in 1998 as freight levels improved and equipment oversupply was reduced. Many refrigerated equipment users retired older trailers and consolidated their fleets, making way for new, technologically improved units. Production of new equipment is backlogged into the third quarter of 1999. In light of the current tight supply of trailers available on the market, it is anticipated that trucking companies and other refrigerated trailer users will look outside their own fleets more frequently by leasing trailers on a short-term basis to meet their equipment needs.

This leasing trend should benefit the Partnership, which makes most of its trailers available for short-term leasing from rental yards owned and operated by a PLM International subsidiary. The Partnership's utilization of refrigerated trailers showed improvement in 1998, with utilization rates approaching 70%, compared to 60% in 1997.

(E)  Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Partnership. Such regulations include but are not limited to:

     (1) the U.S. Oil Pollution Act of 1990, which established liability for operators and owners of vessels and mobile offshore drilling units that create environmental pollution. This regulation has resulted in higher oil pollution liability insurance. The lessee of the equipment typically reimburses the Partnership for these additional costs;

     (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. In addition, under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership has Stage II aircraft that do not meet Stage III requirements. These Stage II aircraft are scheduled to be either sold or re-leased by the year 2000. The Partnership plans on re-leasing the Stage II aircraft in countries that do not require this regulation. The cost to husk-kit a Stage II aircraft is approximately $1.5 million;

     (3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the United States Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and that are used extensively as refrigerants in refrigerated marine cargo containers and over-the-road refrigerated trailers;

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations, which regulate the classification and packaging requirements of hazardous materials and that apply particularly to the Partnership's tank railcars, issued a statement which requires the owner to check for a protective coating to the outside of the tank, as well as the inside of the metal tank jacket whenever a tank is insulated. If any of the inspected tank railcars fail to meet the requirements, an additional percentage of the tank railcars will need to be inspected. If all the tank railcars in the initial inspection meet the issued requirements, the remaining railcars will be eliminated from the inspection program. The Partnership owns 21 tank railcars that need to be inspected. Tank railcars that fail the inspection will have to be repaired at a cost of approximately $25,000 each before it can go back into service by August 2000. The Partnership plans to complete the initial inspection of the tank railcars by the end of March 1999

As of December 31, 1998, the Partnership was in compliance with the above government regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.  PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interests in entities that own equipment for leasing purposes. As of December 31, 1998, the Partnership owned a portfolio of transportation and related equipment and investments in equipment owned by unconsolidated special-purpose entities (USPEs) as described in Item I, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $174.8 million through the first half of 1990, proceeds from the debt financing of $33.0 million and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3.  LEGAL PROCEEDINGS

PLM International, (the Company) and various of its affiliates are named as defendants in a lawsuit filed as a purported class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). Plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who invested in certain California limited partnerships (the Partnerships) for which the Company's wholly-owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the general partner, including the Partnership, PLM Equipment Growth Funds V, and VI, and PLM Equipment Growth & Income Fund VII (the Growth Funds). The state court ex parte certified the action as a class action (i.e., solely upon plaintiffs' request and without the Company being given the opportunity to file an opposition). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Growth Funds, and concealing such mismanagement from investors in the Growth Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. Removal of the action to federal court automatically nullified the state court's ex parte certification of the class. In September 1997, the district court denied plaintiffs' motion to remand the action to state court and dismissed without prejudice the individual claims of the California plaintiff, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Growth Fund, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted defendants' motion in December 1997.

Following various unsuccessful requests that the district court reverse, or otherwise certify for appeal, its order denying plaintiffs' motion to remand the case to state court and dismissing the California plaintiff's claims, plaintiffs filed with the U.S. Court of Appeals for the Eleventh Circuit a petition for a writ of mandamus seeking to reverse the district court's order. The Eleventh Circuit denied plaintiffs' petition in November of 1997, and further denied plaintiffs subsequent motion in the Eleventh Circuit for a rehearing on this issue. Plaintiffs also appealed the district court's order granting defendants' motion to compel arbitration, but in June of 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

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

On July 31, 1997, defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. In October 1997, the district court denied the Company's petition to compel arbitration, but in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution. In connection with her opposition to the petition to compel arbitration, plaintiff filed an amended complaint with the state court in August 1997 alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Sections 1709 and 1710. Plaintiff also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required.

In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding (MOU) related to the settlement of those actions (the Monetary Settlement). The Monetary Settlement contemplated by the MOU provides for stipulating to a class for settlement purposes, and a settlement and release of all claims against defendants and third party brokers in exchange for payment for the benefit of the Class of up to $6.0 million. The final settlement amount will depend on the number of claims filed by authorized claimants who are members of the Class, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the Alabama district court. The Company will pay up to $0.3 million of the Monetary Settlement, with the remainder being funded by an insurance policy.

The parties to the Monetary Settlement have also agreed in principal to an equitable settlement (the Equitable Settlement) which provides, among other things, (a) for the extension of the operating lives of PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII (the Funds) by judicial amendment to each of their partnership agreements, such that FSI, the general partner of each such Fund, will be permitted to reinvest cash flow, surplus partnership funds or retained proceeds in additional equipment into the year 2004, and will liquidate the partnerships' equipment in 2006; (b) that FSI be entitled to earn front end fees (including acquisition and lease negotiation fees) in excess of the compensatory limitations set forth in the NASAA Statement of Policy by judicial amendment to the Partnership
Agreements for each Fund; (c) for a one time redemption of up to 10% of the outstanding units of each Fund at 80% of such partnership's net asset value; and
(d) for the deferral of a portion of FSI's management fees. The Equitable Settlement also provides for payment of the Equitable Class attorneys' fees from Partnership funds in the event that distributions paid to investors in the Funds during the extension period reach a certain internal rate of return.

Defendants will continue to deny each of the claims and contentions and admit no liability in connection with the proposed settlements. The Monetary Settlement remains subject to numerous conditions, including but not limited to: (a) agreement and execution by the parties of a settlement agreement (the Settlement Agreement), (b) notice to and certification of the Monetary Class for purposes of the Monetary Settlement, and (c) preliminary and final approval of the Monetary Settlement by the Alabama district court. The Equitable Settlement remains subject to numerous conditions, including but not limited to: (a) agreement and execution by the parties of the Settlement Agreement, (b) notice to the current unitholders (the Equitable Class) in the Funds and certification of the Equitable Class for purposes of the Equitable Settlement, (c)
preparation, review by the Securities and Exchange Commission (SEC), and dissemination to the members of the Equitable Class of solicitation statements regarding the proposed extensions, (d) disapproval by less than 50% of the limited partners in each of the Funds of the proposed amendments to the limited partnership agreements, (e) judicial approval of the proposed amendments to the limited partnership agreements, and (f) preliminary and final approval of the Equitable Settlement by the Alabama district court. The parties submitted the Settlement Agreement to the Alabama district court on February 12, 1999, and the preliminary class certification hearing is scheduled for March 24, 1999. If the district court grants preliminary approval, notices to the Monetary Class and Equitable Class will be sent following review by the SEC of the solicitation statements to be prepared in connection with the Equitable Settlement. The Monetary Settlement, if approved, will go forward regardless of whether the Equitable Settlement is approved or not. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the Monetary Settlement is not consummated.

The Partnership, together with affiliates, has initiated litigation in various official forums in India against each of two defaulting Indian airline lessees to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed all of its property previously leased to such airlines, and the airlines have ceased operations. In response to the Partnership's collection efforts, the two airlines each filed counter-claims against the Partnership in excess of the Partnership's claims against the airlines. The General Partner believes that the airlines' counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims.

The Partnership is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership. The General Partner is the sole holder of such interest. Special allocations of income are made to the General Partner equal to the deficit balance, if any, in the capital account of the General Partner. The General Partner's annual allocation of net income will generally be equal to the General Partner's cash distributions paid during the current year. The remaining interests in the profits and losses and distributions of the Partnership are owned, as of December 31, 1998, by the 9,448 holders of units in the Partnership.

There are several secondary markets that will facilitate sales and purchases of units. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, are generally viewed as inefficient vehicles for the sale of units. Presently, there is no public market for the units and none is likely to develop. To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the units will not be transferable without the consent of the General Partner, which may be withheld at its absolute discretion. The General Partner intends to monitor transfers of units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not an U.S. citizen or if the transfer would cause any portion of the units of a "Qualified Plan" and IRA to exceed the limit allowable. The Partnership may redeem a certain number of units each year. As of December 31, 1998, the Partnership had repurchased a cumulative total of 121,580 units at a cost of $1.6 million. The General Partner does not intend to repurchase any additional units on behalf of the Partnership during 1999.






                     (this space intentionally left blank.)

ITEM 6.  SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                      For the Years Ended December 31, (In
               thousands of dollars, except weighted-average unit
                                    amounts)


                                                  1998           1997           1996           1995           1994
                                               ------------------------------------------------------------------------

  Operating results:
    Total revenues                             $  10,768      $  16,378      $  22,120      $  21,410     $   24,367
    Net gain (loss) on disposition of
      Equipment                                     (464 )        2,830          3,179            530          3,336
    Loss on revaluation of equipment                  --             --             --           (417 )         (820 )
    Equity in net income (loss) of uncon-
      solidated special-purpose entities             348          2,952           (331 )           --             --
    Net income (loss)                             (1,127 )        2,098         (4,119 )       (3,611 )       (5,112 )

  At year-end:
    Total assets                               $  31,250      $  46,089      $  59,009      $  71,924     $   82,773
    Total liabilities                             14,683         24,862         34,100         35,449         35,997
    Notes payable                                 12,750         21,000         29,250         30,800         30,800

  Cash distribution                            $   3,533      $   5,780      $   7,271      $   6,443     $    7,523

  Cash distribution representing a
      return of capital to the limited
      partners                                 $   3,351      $   3,682      $   6,908      $   6,124     $    7,135

  Per weighted-average limited partnership unit:

  Net income (loss)                            $   (0.15 )    $    0.21      $   (0.52 )    $   (0.45 )   $    (0.63 )

  Cash distribution                            $    0.39      $    0.64      $    0.80      $    0.71     $     0.82

  Cash distribution representing a
      return of capital                        $    0.39      $    0.43      $    0.80      $    0.71     $     0.82


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A)  Introduction

Management's discussion and analysis of financial condition and results of operations relates to the financial statements of PLM Equipment Growth Fund IV (the Partnership). The following discussion and analysis of operations focuses on the performance of the Partnership's equipment in the various segments in which it operates and its effect on the Partnership's overall financial condition.

(B)  Results of Operations - Factors Affecting Performance

(1)  Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for the Partnership's equipment include, but are not limited to, supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 1998 primarily in its aircraft, marine vessel, trailer, marine container and railcars portfolios.

     (a) Aircraft: The Partnership owns two Boeing 737-200 Stage II aircraft that have been off-lease throughout 1998. These aircraft are currently being marketed for sale or re-lease.

     (b) Marine vessels: The Partnership's marine vessel and interest in an entity which owns a marine vessel operated in the time charter markets throughout 1998. Time charters are generally of a short duration (such as a single voyage of 10 - 45 days), or may be of extended duration (as much as three years) in weaker cheaper markets. Short duration charters are the dominant forms of contract. During 1998, the Partnership's marine vessels experienced a decrease in contribution due to lower re-lease rates as a result of a soft bulk carrier vessel market.

     (c) Trailers: The Partnership's trailer portfolio operates in short-term rental facilities. The relatively short duration of most of the leases in these operations exposes the trailers to considerable re-leasing and repricing activity. The Partnership's trailer contributions declined from 1997 to 1998, due to equipment sales and dispositions during 1997 and 1998, offset, in part, by higher utilization and lease rates for the remaining fleet.

     (d) Marine containers: All of the Partnership's marine container portfolio operates in utilization-based leasing pools and was highly exposed to re-leasing and repricing activity. The Partnership's marine container contributions declined from 1997 to 1998, due to equipment sales during 1997 and 1998 and soft market conditions that caused a decline in re-leasing activity.

     (e) Railcars: The Partnership's railcar contributions declined from 1997 to 1998, due to equipment sales during 1997 and 1998 and soft market conditions for several types of railcars that caused a decline in re-leasing activity.

(2)  Equipment Liquidations and Nonperforming Lessees

Liquidation  of  Partnership   equipment  and   investments  in   unconsolidated
special-purpose entities (USPEs) represents a reduction in the size of the equipment portfolio, and may result in reduction of contributions to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the lease terms, can result not only in reductions in net contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession or legal fees. The Partnership experienced the following in 1998:

     (a) Liquidations: During 1998, the Partnership disposed of aircraft, marine containers, railcars, and trailers for proceeds of $1.5 million. The Partnership used these proceeds to partially fund a required principal payment of $8.3 million.

     (b) Nonperforming lessees: In 1997, the Partnership repossessed one aircraft from a lessee that did not comply with the terms of the lease agreement. The Partnership incurred legal fees, repossession costs, and repair costs associated with this aircraft. In addition, the Partnership wrote off all outstanding receivables from this lessee. This aircraft remained off lease throughout 1998 and is currently being marketed for sale.

(3)  Equipment Valuation and Write-downs

In accordance with Financial Accounting Standards Board statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's equipment portfolio at least quarterly in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected future lease revenues plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the equipment carrying values were required for the years ended December 31, 1998, 1997, or 1996.

As of December 31, 1998, the General Partner estimated the current fair market value of the Partnership's equipment portfolio, including the Partnership's interest in equipment owned by USPEs, to be $49.0 million. This estimate is based on recent market transactions for equipment similar to the Partnership's equipment portfolio and the Partnership's interest in equipment owned by USPEs. Ultimate realization of fair market value by the Partnership may differ substantially from the estimate due to specific market conditions, technological obsolescence, and government regulations, among other factors that the General Partner cannot accurately predict.

(C) Financial  Condition -- Capital  Resources,  Liquidity,  and Unit Redemption
Plan

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from the limited partners are permitted under the terms of the Partnership's limited partnership agreement. In addition, the Partnership, under its current loan agreement, does not have the capacity to incur additional debt. The Partnership relies on operating cash flow to meet its operating obligations and make cash distributions to limited partners.

For the year ended December 31, 1998, the Partnership generated $4.0 million in operating cash (net cash provided by operating activities plus non-liquidating cash distributions from USPEs) to meet its operating obligations and to make distributions (total of $3.5 million in 1998) to the partners.

As of December 31, 1998, the Partnership's outstanding debt had a balance of $12.8 million. The remaining balance of this loan is due in an annual principal payment of $8.3 million on July 1, 1999, and a final payment of $4.5 million in 2000. The Partnership expects that the proceeds from equipment sales and operating cash flows will be sufficient to make these payments. The interest on the loan is fixed at 9.75%. The loan agreement requires the Partnership to maintain certain debt coverage ratios.

Pursuant to the terms of the limited partnership agreement, beginning January 1, 1993, if the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds during any calendar year, then the Partnership may redeem up to 2% of the outstanding units each year, subject to certain terms and conditions. The purchase price to be offered for such units is to be equal to 110% of the unrecovered principal attributed to the units. Unrecovered principal is defined as the excess of the capital contribution attributable to a unit over the distributions from any source paid with respect to that unit. The Partnership does not intend to repurchase any units in 1999.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

(D)  Results of Operations - Year-to-Year Detailed Comparison

(1) Comparison of Partnership's Operating Results for the Years Ended December 31, 1998 and 1997

(a)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1998, compared to the same period of 1997. Gains or losses from the sale of equipment and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are more indirect in nature, not a result of operations but more the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                                                             For the Years Ended
                                                                                December 31,
                                                                            1998             1997
                                                                         ----------------------------
  Aircraft                                                               $  3,038        $   3,938
  Rail equipment                                                            2,607            2,526
  Trailers                                                                  1,132            1,244
  Marine containers                                                           712              935
  Marine vessel                                                               623              445


Aircraft: Aircraft lease revenues and direct expenses were $3.5 million and $0.4 million, respectively, for the year ended December 31, 1998, compared to $4.2 million and $0.2 million, respectively, during the same period of 1997. The decrease in lease revenues in 1998 was due to the off-lease status of an aircraft, when compared to 1997 when the aircraft was on lease for eight months. The decrease caused by the off-lease status of this plane was offset, in part, by an increase in the re-lease rate for another aircraft. Direct expenses increased due to repairs done in 1998, on two off-lease aircraft to meet airworthiness conditions prior to being sold.

Rail equipment: Railcar lease revenues and direct expenses were $3.5 million and $0.9 million, respectively, in 1998, compared to $3.6 million and $1.1 million, respectively, during 1997. The decrease in lease revenues in 1998 was due to sales and dispositions of railcars in 1997 and 1998 and lower re-lease rates for certain railcars, when compared to 1997. Direct expenses decreased due to running repairs required on certain railcars in the fleet during 1997, which were not needed during 1998.

Trailers: Trailer lease revenues and direct expenses were $1.6 million and $0.4 million, respectively, for the year ended December 31, 1998, compared to $2.0 million and $0.7 million, respectively, during the same period of 1997. Trailer contribution decreased due to sales and dispositions during 1998 and 1997.

Marine containers: Marine container lease revenues and direct expenses were $0.7 million and $8,000, respectively, in 1998, compared to $0.9 million and $13,000, respectively, during 1997. Marine container contributions decreased due to sales and dispositions over the past two years.

Marine vessel: Marine vessel lease revenues and direct expenses were $1.7 million and $1.0 million, respectively, in 1998, compared to $2.0 million and $1.5 million, respectively, in 1997. Marine vessel contributions increased due to a $0.1 million loss-of-hire insurance refund received during the second quarter of 1998 from Transportation Equipment Indemnity Company Ltd. (TEI) due to lower claims from the insured Partnership and other insured affiliated partnerships. The increase in marine contribution was offset, in part, by the sale of a marine vessel in 1997 and lower re-lease rates for the remaining marine vessel as a result of a softer bulk carrier vessel market.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $9.3 million for the year ended December 31, 1998, decreased from $13.6 million for the same period in 1997. The significant variances are explained as follows:

     (i) A $1.5 million decrease in depreciation and amortization expenses from 1997 levels reflects the sale of certain assets during 1998 and 1997 and the use of the double-declining balance depreciation method, which results in greater depreciation in the first years an asset is owned.

     (ii)A $1.0 million decrease in bad debt expenses due to the General Partner's evaluation of the collectibility of receivables due from certain lessees.

     (iii) A $0.9 million decrease in administrative expenses from 1997 levels resulted primarily from reduced legal fees to collect outstanding receivables due from aircraft lessees.

     (iv)A $0.8 million decrease in interest expense was due to lower average borrowings outstanding during 1998, compared to 1997. In July 1998, the Partnership paid the second annual principal payment of $8.3 million of the outstanding debt.

(c)   Interest and Other Income

Interest and other income decreased $0.6 million in 1998, compared to 1997, due to the following:

     (i) The recognition in 1997 of $0.5 million in loss of hire and general claims insurance recovery relating to generator repairs on one marine vessel. A similar recovery did not occur in 1998.

     (ii)A decrease of $0.1 million in interest income due to lower average cash balances in 1998 compared to 1997.

(d)  Net Gain (Loss) on Disposition of Owned Equipment

The net loss on disposition of equipment in 1998 totaled $0.5 million, which resulted from the sale of trailers with a net book value of $1.4 million, for proceeds of $0.9 million. In addition, the Partnership sold or disposed of marine containers and railcars with an aggregate net book value of $0.6 million, for aggregate proceeds of $0.6 million. In 1997, the gain on disposition of equipment totaled $2.8 million, which resulted from the sale or disposal of marine containers, trailers, railcars, an aircraft engine, and a marine vessel, with an aggregate net book value of $6.7 million, and unused drydock reserves of $1.0 million, for aggregate proceeds of $8.5 million.

(e)  Equity in Net Income (Loss) of Unconsolidated Special Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                             For the Years Ended
                                                                                December 31,
                                                                            1998             1997
                                                                         ----------------------------
  Aircraft                                                               $    654         $  3,924
  Marine vessels                                                             (306 )           (972 )
  ===================================================================================================
    Equity in Net Income (Loss) of USPEs                                 $    348         $  2,952
  ===================================================================================================


Aircraft: As of December 31, 1998 and 1997, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. During the year ended December 31, 1998, revenues of $0.6 million were offset by administrative expenses of $0 million. During the same period of 1997, lease revenues of $1.5 million and the gain from the sale of the Partnership's interest in a trust that owned six commercial aircraft of $3.4 million sold during December were offset by depreciation, direct and administrative expenses of $1.0 million. The decrease in lease revenues and depreciation, direct and administrative expenses during the year ended December 31, 1998 was due to the sale of the Partnership's interest in the trust that owned six commercial aircraft during the fourth quarter of 1997.

Marine vessel: As of December 31, 1998 and 1997, the Partnership had an interest in an entity owning a marine vessel. Marine vessel revenues and expenses were $1.2 million and $1.5 million, respectively, for the year ended December 31, 1998, compared to $1.1 million and $2.1 million, respectively, during the same period in 1997. Lease revenue increased in the year ended December 31, 1998 primarily due to the marine vessel being off-hire for 19 days in the year ended December 31, 1997 compared to 4 days in the same period of 1998. Expenses decreased in the year ended December 31, 1998 due to lower survey and repairs and maintenance expenses and lower depreciation expense caused by the double-declining balance method of depreciation, which results in greater depreciation in the first years an asset is owned.

(f)  Net Income (Loss)

As a result of the foregoing, the Partnership's net loss was $1.1 million for the year ended December 31, 1998, compared to net income of $2.1 million during the same period of 1997. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the year ended December 31, 1998 is not necessarily indicative of future periods. In the year ended December 31, 1998, the Partnership distributed $3.4 million to the limited partners, or $0.39 per weighted-average limited partnership unit.

(2) Comparison of Partnership's Operating Results for the Years Ended December 31, 1997 and 1996

(a)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating expenses, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1997, compared to the same period of 1996. Gains or losses from the sale of equipment and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are more indirect in nature, not a result of operations but more the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                                                             For the Years Ended
                                                                                December 31,
                                                                            1997             1996
                                                                         ----------------------------
  Aircraft                                                               $  3,938         $  2,478
  Rail equipment                                                            2,526            2,266
  Trailers                                                                  1,244            1,621
  Marine containers                                                           935            1,191
  Marine vessels                                                              445            2,232
  Mobile offshore drilling unit                                                --              163


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

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $13.6 million for the year ended December 31, 1997 decreased from $17.0. million for the same period in 1996. The significant variances are explained as follows:

     (i) A $2.5 million decrease in depreciation and amortization expenses from 1996 levels reflects the sale of certain assets during 1997 and 1996 and the use of the double-declining balance depreciation method, which results in greater depreciation in the first years an asset is owned.

     (ii)The $0.6 million decrease in bad debt expenses was due to the General Partner's evaluation of the collectibility of receivables due from certain lessees.

     (iii) A $0.7 million decrease in interest expense was due to lower average borrowings outstanding during the year ended December 31, 1997, compared to the same period in 1996. In November 1996, the Partnership prepaid $1.5 million of its outstanding debt. In addition, in July 1997 the Partnership paid the first annual principal payment of $8.3 million of the outstanding debt.

     (iv)A $0.2 million decrease in management fees to affiliates reflects the lower levels of lease revenues in the year ended December 31, 1997.

     (v) A $0.5 million increase in administrative expenses from 1996 levels resulted from additional legal fees to collect outstanding receivables due from aircraft lessees.

(c)   Interest and Other Income

Interest and other income increased $0.6 million in the year ended December 31, 1997, compared to the same period in 1996, due to the following:

     (i) The recognition in 1997 of $0.5 million in loss of hire and general claims insurance recovery relating to generator repairs on one marine vessel.

     (ii)An increase of $0.1 million in interest income due to higher average cash balances compared to the same period in 1996.

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

(e)  Equity in Net Income (Loss) of USPEs

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                             For the Years Ended
                                                                                December 31,
                                                                            1997             1996
                                                                         ----------------------------
  Aircraft                                                               $  3,924         $   (315 )
  Marine vessels                                                             (972 )            (16 )
  ===================================================================================================
    Equity in Net Income (Loss) of USPEs                                 $  2,952         $   (331 )
  ===================================================================================================


Aircraft: As of December 31, 1997, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. As of December 31, 1996, the Partnership owned an interest in a trust that owns six commercial aircraft and had an interest in a trust that owns two commercial aircraft on direct finance lease. During the year ended December 31, 1997, revenues of $1.5 million and the gain from the sale of the Partnership's interest in the trust that owned six commercial aircraft of $3.4 million during December were offset by depreciation, direct and administrative expenses of $1.0 million. During the same period of 1996, revenues of $1.1 million were offset by depreciation, direct and administrative expenses of $1.4 million. Lease revenues increased in the year ended December 31, 1997 due to the investment in the trust owning two aircraft on a direct finance lease, which was acquired in the latter part of 1996, and thus it had no contribution for the year ended December 31, 1996. The contribution for the investment in a trust owning commercial aircraft on an operating lease was significantly impacted by depreciation charges, which are greatest in the early years due to the use of the double-declining balance method of depreciation. The trust depreciated this aircraft investment over a period of six years.

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

(E)  Geographic Information

Certain of the Partnership's equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized generally through the avoidance of operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets, and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to
Note 6 to the financial  statements for information on the revenues,  net income
(loss), and net book value of equipment in various geographic regions.

Revenues and net operating income by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges, which are greatest in the early years of ownership due to the use of the double-declining balance method of depreciation. The relationships of geographic revenues, net income (loss), and net book value of equipment are expected to significantly change in the future as assets come off lease and decisions are made to either redeploy the assets in the most advantageous geographic location, or sell the assets. An explanation of the current relationships is presented below.

The Partnership's owned equipment on lease to United States (U.S.)-domiciled lessees consists of trailers, railcars, and aircraft. During 1998, lease revenues in the U.S. accounted for 37% of the lease revenues from wholly and partially owned equipment, while net income accounted for $0.8 million compared to a loss for the Partnership of $1.1 million. The primary reason for this relationship is that the Partnership sold trailers and railcars during 1998 that operated in the United States, which resulted in $0.6 million in net loss.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consists of railcars and aircraft. During 1998, lease revenues accounted for 22% of total lease revenues from wholly and partially owned equipment, while net income accounted for $0.7 million compared to a loss for the Partnership of $1.1 million.

The Partnership's owned equipment on lease to South Asia-domiciled lessees accounted for none of the lease revenues from wholly and partially owned equipment while a net loss accounted for $2.0 million of the total aggregate net loss for the Partnership of $1.1 million. The primary reason for this relationship is that the aircraft in this region was off-lease throughout 1998 and incurred repair costs of $0.4 million.

South American operations consisted of an owned aircraft. Lease revenues accounted for 11% of total lease revenues from wholly and partially owned equipment, while net income accounted for $0.8 million in net income, compared to total aggregate net loss of $1.1 million for the entire Partnership.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to lessees in the rest of the world consists of marine containers and marine vessels and accounted for 30% of lease revenues from wholly and partially owned equipment, while the net loss in this region accounted for $0.1 million, compared to total aggregate net loss of $1.1 million for the entire Partnership.

(F) Effects of Year 2000

It is possible that the General Partner's currently installed computer systems, software products and other business systems, or the Partnership's vendors, service providers, and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate, and output dates on or after January 1, 2000 without error or interruption (a problem commonly known as the "Year 2000" problem). As the Partnership relies substantially on the General Partner's software systems, applications, and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the General Partner could have a material adverse effect on the Partnership's business, financial condition, and results of operations.

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its software products and other business systems in order to determine whether such systems will retain functionality after December 31, 1999. The General Partner (a) is currently integrating Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have either already been made Year 2000-compliant or Year 2000-compliant upgrades of such systems are planned to be implemented by the General Partner before the end of fiscal year 1999. Although the General Partner believes that its Year 2000 compliance program can be completed by the beginning of 1999, there can be no assurance that the compliance program will be completed by that date. To date, the costs incurred and allocated to the Partnership to become Year 2000-compliant have not been material. In addition, the General Partner believes the future costs allocable to the Partnership to become Year 2000-compliant will not be material.

It is possible that certain of the Partnership's equipment lease portfolio may not be Year 2000 compliant. The General Partner is currently contacting equipment manufacturers of the Partnership's leased equipment portfolio to assure Year 2000 compliance or to develop remediation strategies. The General Partner does not expect that non-Year 2000 compliance of the Partnership's leased equipment portfolio will have an adverse material impact on its financial statements.

Some risks associated with the Year 2000 problem are beyond the ability of the Partnership or General Partner to control, including the extent to which third parties can address the Year 2000 problem. The General Partner is communicating with vendors, service providers, and customers in order to assess the Year 2000 compliance readiness of such parties and the extent to which the Partnership is vulnerable to any third-party Year 2000 issues. There can be no assurance that the software systems of such parties will be converted or made Year 2000-compliant in a timely manner. Any failure by the General Partner or such other parties to make their respective systems Year 2000-compliant could have a material adverse effect on the business, financial position and results of operations of the Partnership. The General Partner will make an ongoing effort to recognize and evaluate potential exposure relating to third-party Year 2000 non-compliance and will develop a contingency plan if the General Partner determines, that third-party non-compliance will have a material adverse effect on the Partnership's business, financial position, or results of operation.

The General Partner is currently developing a contingency plan to address the possible failure of any systems due to the Year 2000 problems. The General Partner anticipates these plans will be completed by September 30, 1999.

(G)  Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of December 31, 1998, the General Partner is reviewing the effect this standard will have on the Partnership's consolidated financial statements.

(H)  Inflation

Inflation had no significant impact on the Partnership's operations during 1998, 1997, or 1996.

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

(J)  Outlook for the Future

Since the Partnership entered its liquidation phase in January of 1999, the General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life.

Several factors may affect the Partnership's operating performance in 1999 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

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

As of December 31, 1998, the Partnership's outstanding debt had a balance of $12.8 million. The remaining balance of this loan is due in an annual principal payment of $8.3 million on July 1, 1999, and $4.5 million in 2000. The Partnership expects that the proceeds from equipment sales and operating cash flows will be sufficient to make these payments.

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay principal and interest on debt, and pay cash distributions to the partners.

(1)  Repricing Risk

Certain of the Partnership's aircraft, marine vessel, marine containers, railcars and trailers will be remarketed in 1999 as existing leases expire, exposing the Partnership to some repricing risk/opportunity. Additionally, the General Partner may elect to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance.

(2)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with any accuracy and preclude the General Partner from determining the impact of such changes on Partnership operations, or sale of equipment. Under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership is scheduled to either sell or re-lease its remaining Stage II aircraft by the year 2000. The Partnership plans on re-leasing the Stage II aircraft in countries that do not require this regulation. Furthermore, the U.S. Department of Transportation's Hazardous Materials Regulations, which regulate the classification and packaging requirements of hazardous materials and which apply particularly to the Partnership's tank railcars, issued a statement which requires the owner to inspect a certain percentage of the tank railcars for a protective coating to the outside of the tank and the inside of the metal tank jacket whenever a tank is insulated. The Partnership owns tank railcars that need to be inspected and, if needed, repaired before it can go back into service by August 2000.

(3) Distributions

During the active liquidation phase, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations, make loan principal payments on debt, and make distributions to the partners. Although the General Partner intends to maintain a sustainable level of distributions prior to final liquidation of the Partnership, actual Partnership performance and other considerations may require adjustments to then-existing distribution levels. In the long term, changing market conditions and used equipment values preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity.

Since the Partnership has entered the active liquidation phase, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels may be reduced, significant asset sales may result in special distributions to unitholders.

The Partnership's permanent debt obligation began to mature in July 1997. The General Partner believes that sufficient cash flow from operations and equipment sales will be available in the future for repayment of debt.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During 1998, 63% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S.
dollar denominated lease payment.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.









                     (This space intentionally left blank.)

                                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International and of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:


Name                                     Age     Position
---------------------------------------- ------- ------------------------------------------------------------------

Robert N. Tidball                        60      Chairman of the Board, Director, President, and Chief Executive
                                                 Officer, PLM International, Inc.;
                                                 Director, PLM Financial Services, Inc.;
                                                 Vice President, PLM Railcar Management Services, Inc.;
                                                 President, PLM Worldwide Management Services Ltd.

Randall L.-W. Caudill                    51      Director, PLM International, Inc.

Douglas P. Goodrich                      52      Director and Senior Vice President, PLM International, Inc.;
                                                 Director and President, PLM Financial Services, Inc.; President,
                                                 PLM Transportation Equipment Corporation; President, PLM Railcar
                                                 Management Services, Inc.

Warren G. Lichtenstein                   33      Director, PLM International, Inc.

Howard M. Lorber                         50      Director, PLM International, Inc.

Harold R. Somerset                       63      Director, PLM International, Inc.

Robert L. Witt                           58      Director, PLM International, Inc.

J. Michael Allgood                       50      Vice President and Chief Financial Officer, PLM International,
                                                 Inc. and PLM Financial Services, Inc.

Robin L. Austin                          52      Vice President, Human Resources, PLM International, Inc. and PLM
                                                 Financial Services, Inc.

Stephen M. Bess                          52      President, PLM Investment Management, Inc.; Vice President and
                                                 Director, PLM Financial Services, Inc.

Richard K Brock                          36      Vice President and Corporate Controller, PLM International, Inc.
                                                 and PLM Financial Services, Inc.

James C. Chandler                        50      Vice President, Planning and Development, PLM International,
                                                 Inc. and PLM Financial Services, Inc.

Susan C. Santo                           36      Vice President, Secretary, and General Counsel, PLM
                                                 International, Inc. and PLM Financial Services, Inc.

Janet M. Turner                          42      Vice President, Investor Relations and Corporate Communications,
                                                 PLM International, Inc. and PLM Investment Management, Inc.


Robert N. Tidball was appointed Chairman of the Board in August 1997 and President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment as President and Chief Executive Officer, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989. Mr. Tidball was appointed a Director of PLM Financial Services, Inc. in July 1997 and was elected President of PLM Worldwide Management Services Limited in February 1998. He has served as an officer of PLM Railcar Management Services, Inc. since June 1987. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, he was Vice President, General Manager, and Director of North American Car Corporation and a director of the American Railcar Institute and the Railway Supply Association.

Randall L.-W. Caudill was elected to the Board of Directors in September 1997. He is President of Dunsford Hill Capital Partners, a San Francisco-based financial consulting firm serving emerging growth companies. Prior to founding Dunsford Hill Capital Partners, Mr. Caudill held senior investment banking positions at Prudential Securities, Morgan Grenfell Inc., and The First Boston Corporation. Mr. Caudill also serves as a director of Northwest Biotherapeutics, Inc., VaxGen, Inc., SBE, Inc., and RamGen, Inc.

Douglas P. Goodrich was elected to the Board of Directors in July 1996, appointed Senior Vice President of PLM International in March 1994, and appointed Director and President of PLM Financial Services, Inc. in June 1996. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989 and as President of PLM Railcar Management Services, Inc. since September 1992, having been a Senior Vice President since June 1987. Mr. Goodrich was an executive vice president of G.I.C. Financial Services Corporation of Chicago, Illinois, a subsidiary of Guardian Industries Corporation, from December 1980 to September 1985.

Warren G. Lichtenstein was elected to the Board of Directors in December 1998. Mr. Lichtenstein is the Chief Executive Officer of Steel Partners II, L.P., which is PLM International's largest shareholder, currently owning 16% of the Company's common stock. Additionally, Mr. Lichtenstein is Chairman of the Board of Aydin Corporation, a NYSE-listed defense electronics concern, as well as a director of Gateway Industries, Rose's Holdings, Inc., and Saratoga Beverage Group, Inc. Mr. Lichtenstein is a graduate of the University of Pennsylvania, where he received a Bachelor of Arts degree in economics.

Howard M. Lorber was elected to the Board of Directors in January 1999. Mr. Lorber is President and Chief Operating Officer of New Valley Corporation, an investment banking and real estate concern. He is also Chairman of the Board and Chief Executive Officer of Nathan's Famous, Inc., a fast food company. Additionally, Mr. Lorber is a director of United Capital Corporation and Prime Hospitality Corporation and serves on the boards of several community service organizations. He is a graduate of Long Island University, where he received a Bachelor of Arts degree and a Masters degree in taxation. Mr. Lorber also received charter life underwriter and chartered financial consultant degrees from the American College in Bryn Mawr, Pennsylvania. He is a trustee of Long Island University and a member of the Corporation of Babson College.

Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H Sugar), a subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H Sugar in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President of Agriculture and Vice President and General Counsel. Mr. Somerset holds a law degree from Harvard Law School as well as a degree in civil engineering from the Rensselaer Polytechnic Institute and a degree in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the boards of directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly held company.

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

Robin L. Austin became Vice President, Human Resources of PLM Financial Services, Inc. in 1984, having served in various capacities with PLM Investment Management, Inc., including Director of Operations, from February 1980 to March 1984. From June 1970 to September 1978, Ms. Austin served on active duty in the United States Marine Corps and served in the United States Marine Corp Reserves from 1978 to 1998. She retired as a Colonel of the United States Marine Corps Reserves in 1998. Ms. Austin has served on the Board of Directors of the Marines' Memorial Club and is currently on the Board of Directors of the International Diplomacy Council.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice
President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

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

James C. Chandler became Vice President, Planning and Development of PLM International in April 1996. From 1994 to 1996 Mr. Chandler worked as a consultant to public companies, including PLM, in the formulation of business growth strategies. Mr. Chandler was Director of Business Development at Itel Corporation from 1987 to 1994, serving with both the Itel Transportation Group and Itel Rail.

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

Janet M. Turner became Vice President of Investor Services of PLM International in 1994, having previously served as Vice President of PLM Investment Management, Inc. since 1990. Before 1990, Ms. Turner held the positions of manager of systems development and manager of investor relations at the Company. Prior to joining PLM in 1984, she was a financial analyst with The Toronto-Dominion Bank in Toronto, Canada.

The directors of PLM International, Inc. are elected for a three-year term and the directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM International Inc. or PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership has no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)      Security Ownership of Certain Beneficial Owners

         The General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership subject to certain special allocations of income. As December 31, 1998, no investor was known by the General Partner to beneficially own more than 5% of the limited partnership units.

     (B) Security Ownership of Management

         Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates own any limited partnership units of the Partnership as of December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transactions with Management and Others

         During 1998, management fees to IMI were $0.6 million. The Partnership reimbursed FSI and its affiliates $0.6 million for administrative and data processing services performed on behalf of the Partnership in 1998. In 1998, the Partnership paid Transportation Equipment Indemnity Company Ltd. (TEI), a wholly-owned, Bermuda-based subsidiary of PLM International, $2,000 for insurance coverages during 1998, which amounts were paid substantially to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. During 1998, the Partnership received a $0.1 million loss-of-hire insurance refund from TEI due to lower claims from the insured Partnership and other insured affiliated programs.

         During 1998, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees, $0.1 million, and administrative and data processing services, $18,000. The USPEs also paid TEI $17,000 for insurance coverages during 1998. The Partnership's USPE's proportional share of a refund of $14,000 was received during 1998 from lower loss-of-hire claims.

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



Date:  March 17, 1999              PLM EQUIPMENT GROWTH FUND IV
                                   PARTNERSHIP

                                   By:  PLM Financial Services, Inc.
                                        General Partner


                                   By:  /s/ Douglas P. Goodrich
                                        ---------------------------
                                        Douglas P. Goodrich
                                        President and Director


                                   By:  /s/ Richard K Brock
                                        ---------------------------
                                        Richard K Brock
                                        Vice President and
                                        Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                               Capacity                Date


*_____________________
Robert N. Tidball                  Director, FSI        March 17, 1999


*______________________
Douglas P. Goodrich                Director, FSI        March 17, 1999


*______________________
Stephen M. Bess                    Director, FSI        March 17, 1999

*Susan Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



/s/ Susan C. Santo
--------------------------
Susan C. Santo
Attorney-in-Fact

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          INDEX TO FINANCIAL STATEMENTS


                                  (Item 14(a))


                                                                     Page

Independent auditors' report                                           30

Balance sheets as of December 31, 1998 and 1997                        31

Statements of operations for the years ended
     December 31, 1998, 1997, and 1996                                 32

Statements of changes in partners' capital for the years
     ended December 31, 1998, 1997, and 1996                           33

Statements of cash flows for the years ended
     December 31, 1998, 1997, and 1996                                 34

Notes to financial statements                                       35-47


All other financial statement schedules have been omitted, as the required information is not pertinent to the registrant or is not material, or because the information required is included in the financial statements and notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Partners
PLM Equipment Growth Fund IV:

We have audited the accompanying financial statements of PLM Equipment Growth Fund IV (the Partnership) as listed in the accompanying index to the financial statements. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, PLM Equipment Growth Fund IV, in accordance with the limited partnership agreement, entered its passive phase on January 1, 1997 and as a result, the Partnership is not permitted to reinvest in equipment. On January 1, 1999 the Partnership entered its liquidation phase and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2009, unless terminated earlier upon sale of all equipment or by certain other events.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund IV as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



/S/ KPMG LLP
----------------------------

SAN FRANCISCO, CALIFORNIA
March 12, 1999

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,
                 (in thousands of dollars, except unit amounts)




                                                                             1998                1997
                                                                         ---------------------------------
  Assets

  Equipment held for operating leases, at cost                           $   82,278            $  87,520
  Less accumulated depreciation                                             (58,674 )            (56,215 )
                                                                         ---------------------------------
      Net equipment                                                          23,604               31,305

  Cash and cash equivalents                                                     778                3,650
  Restricted cash                                                               147                  247
  Accounts receivable, less allowance for doubtful
      accounts of $3,126 in 1998 and $3,332 in 1997                             874                  954
  Investments in unconsolidated special-purpose entities                      5,739                9,756
  Lease negotiation fees to affiliate, less accumulated
      amortization of $203 in 1997                                               --                   23
  Debt placement fees to affiliate, less accumulated
      amortization of $321 in 1998 and $283 in 1997                              58                   96
  Prepaid expenses and other assets                                              50                   58
                                                                         ---------------------------------

        Total assets                                                     $   31,250            $  46,089
                                                                         =================================

  Liabilities and partners' capital

  Liabilities
  Accounts payable and accrued expenses                                  $      563            $   1,097
  Due to affiliates                                                             244                  256
  Lessee deposits and reserve for repairs                                     1,126                2,509
  Notes payable                                                              12,750               21,000
                                                                         ---------------------------------
    Total liabilities                                                        14,683               24,862

  Partners' capital
  Limited partners (8,628,420 limited partnership units
      as of December 31, 1998 and 1997)                                      16,567               21,227
  General Partner                                                                --                   --
                                                                         ---------------------------------
    Total partners' capital                                                  16,567               21,227
                                                                         ---------------------------------

        Total liabilities and partners' capital                          $   31,250            $  46,089
                                                                         =================================












                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,
         (in thousands of dollars except weighted-average unit amounts)



                                                                            1998            1997           1996
                                                                         -------------------------------------------
  Revenues

  Lease revenue                                                          $  10,981        $ 12,684      $  18,671
  Interest and other income                                                    251             864            270
  Net gain (loss) on disposition of equipment                                 (464 )         2,830          3,179
                                                                         -------------------------------------------
    Total revenues                                                          10,768          16,378         22,120

  Expenses

  Depreciation and amortization                                              5,802           7,268          9,791
  Repairs and maintenance                                                    1,905           2,219          5,482
  Equipment operating expenses                                                 805             795          2,497
  Insurance expense to affiliate                                               (88 )            70            180
  Other insurance expenses                                                     285             566            622
  Management fees to affiliate                                                 622             649            895
  Interest expense                                                           1,652           2,450          3,109
  General and administrative expenses to affiliates                            584             519            606
  Other general and administrative expenses                                    667           1,669          1,098
  Provision for bad debts                                                        9           1,027          1,628
  ------------------------------------------------------------------------------------------------------------------
                                                                         -------------------------------------------
        Total expenses                                                      12,243          17,232         25,908

  Equity in net income (loss) of unconsolidated
      special-purpose entities                                                 348           2,952           (331 )
                                                                         -------------------------------------------

        Net income (loss)                                                $  (1,127 )      $  2,098      $  (4,119 )
                                                                         ===========================================

  Partners' share of net income (loss)

  Limited partners                                                       $  (1,309 )      $  1,803      $  (4,482 )
  General Partner                                                              182             295            363
                                                                         -------------------------------------------

        Total                                                            $  (1,127 )      $  2,098      $  (4,119 )
                                                                         ===========================================

  Net income (loss) per weighted-average limited partnership unit        $   (0.15 )      $   0.21      $   (0.52 )
                                                                         ===========================================

  Cash distribution                                                      $   3,533        $  5,780      $   7,271
                                                                         ===========================================

  Cash distribution per weighted-average limited partnership unit        $    0.39        $   0.64      $    0.80
                                                                         ===========================================









                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the years ended December 31, 1998, 1997, and 1996
                            (in thousands of dollars)



                                                         Limited            General
                                                         Partners           Partner            Total
                                                       -------------------------------------------------

  Partners' capital as of December 31, 1995            $   36,475          $    --          $  36,475

  Net income (loss)                                        (4,482 )            363             (4,119 )

  Repurchase of limited partnership units                    (176 )             --               (176 )

  Cash distribution                                        (6,908 )           (363 )           (7,271 )
  ------------------------------------------------------------------------------------------------------

    Partners' capital as of December 31, 1996              24,909               --             24,909

  Net income                                                1,803              295              2,098

  Cash distribution                                        (5,485 )           (295 )           (5,780 )
  ------------------------------------------------------------------------------------------------------

    Partners' capital as of December 31, 1997              21,227               --             21,227

  Net income (loss)                                        (1,309 )            182             (1,127 )

  Cash distribution                                        (3,351 )           (182 )           (3,533 )
  ------------------------------------------------------------------------------------------------------

    Partners' capital as of December 31, 1998          $   16,567          $    --          $  16,567
                                                       =================================================
























                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,
                            (in thousands of dollars)



                                                                             1998            1997           1996
                                                                         --------------------------------------------
  Operating activities
  Net income (loss)                                                      $   (1,127 )    $    2,098      $  (4,119 )
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                             5,802           7,268          9,791
    Net loss (gain) on disposition of equipment                                 464          (2,830 )       (3,179 )
    Equity in net (income) loss of unconsolidated special-
      purpose entities                                                         (348 )        (2,952 )          331
    Changes in operating assets and liabilities:
      Restricted cash                                                           100             305             23
      Accounts and notes receivable, net                                        127             523          2,204
      Prepaid expenses and other assets                                           8              82            (29 )
      Due from affiliates                                                        --             357            (25 )
      Accounts payable and accrued expenses                                    (534 )            70            624
      Due to affiliates                                                         (12 )           (48 )         (694 )
      Lessee deposits and reserve for repairs                                (1,383 )           (19 )          279
                                                                         ----------------
                                                                                         ----------------------------
        Net cash provided by operating activities                             3,097           4,854          5,206
                                                                         --------------------------------------------

  Investing activities
  Purchase of equipment and capital repairs                                      --            (621 )       (5,542 )
  Equipment purchased for unconsolidated special-
      purpose entity                                                             --              --         (4,247 )
  Payments of acquisition fees to affiliate                                      --              --           (247 )
  Payments of lease negotiation fees to affiliate                                --              --            (12 )
  Proceeds from disposition of equipment                                      1,449           8,493         13,065
  Distribution from liquidation of unconsolidated
      special-purpose entities                                                3,470           1,736             --
  Distribution from unconsolidated special-purpose entities                     895           1,076          1,680
                                                                         --------------------------------------------
        Net cash provided by investing activities                             5,814          10,684          4,697
                                                                         --------------------------------------------

  Financing activities
  Repayment of notes payable                                                 (8,250 )        (8,250 )       (1,550 )
  Cash distribution paid to limited partners                                 (3,351 )        (5,485 )       (6,908 )
  Cash distribution paid to General Partner                                    (182 )          (295 )         (363 )
  Repurchase of limited partnership units                                        --              --           (176 )
                                                                         --------------------------------------------
        Net cash used in financing activities                               (11,783 )       (14,030 )       (8,997 )
                                                                         --------------------------------------------

  Net (decrease) increase in cash and cash equivalents                       (2,872 )         1,508            906

  Cash and cash equivalents at beginning of year                              3,650           2,142          1,236
                                                                         --------------------------------------------

  Cash and cash equivalents at end of year                               $      778      $    3,650      $   2,142
                                                                         ============================================

  Supplemental information
  Interest paid                                                          $    1,652      $    2,450      $   3,159
                                                                         ============================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

1.   Basis of Presentation

     Organization

     PLM Equipment Growth Fund IV, a California limited partnership (the Partnership), was formed on March 25, 1989. The Partnership engages primarily in the business of owning, leasing or otherwise investing in predominately used transportation and related equipment. The Partnership commenced significant operations in September 1989. PLM Financial Services, Inc. (FSI) is the General Partner of the Partnership. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International).

     The Partnership will terminate on December 31, 2009, unless terminated earlier upon sale of all equipment or by certain other events. At the conclusion of the Partnership's sixth year of operations, on December 31, 1996, the General Partner stopped reinvesting excess cash and started distributing any funds remaining after payment of normal operating expenses and debt payments to the partners. Beginning January 1, 1999, the General Partner will begin the liquidation phase of the Partnership with the intent to commence an orderly liquidation of the Partnership assets. During the liquidation phase, the Partnership's assets will continue to be recorded at the lower of carrying amount or fair value less cost to sell.

     FSI manages the affairs of the Partnership. The net income (loss) and cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner (see Net Income (Loss) and Distribution per Limited Partnership Unit, below). The General Partner is also entitled to a subordinated incentive fee equal to 7.5% of surplus distributions, as defined in the limited partnership agreement, remaining after the limited partners have received a certain minimum rate of return on, and a return of, their invested capital.

     The General Partner has determined that it will not adopt a reinvestment plan for the Partnership. If the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds, then the Partnership may redeem up to 2% of the outstanding units each year, subject to certain terms and conditions. The purchase price to be offered by the Partnership for these units will be equal to 110% of the unrecovered principal attributable to the units. The unrecovered principal for any unit will be equal to the excess of (a) the capital contribution attributable to the units over (b) the distributions from any source paid with respect to the units. As of December 31, 1998, the Partnership had repurchased a cumulative total of 121,580 units at a cost of $1.6 million. The General Partner does not intend to repurchase any additional units on behalf of the Partnership during 1999.

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Operations

     The equipment of the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells equipment to investor programs and third parties, manages pools of equipment under agreements with the investor programs, and is a general partner of other programs.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

1.   Basis of Presentation  (continued)

     Accounting for Leases

     The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs were capitalized and amortized over the term of the lease. Periodically, the Partnership leases equipment with lease terms that qualify for direct finance lease classification, as required by Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

     Depreciation and Amortization

     Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and typically 12 years for most other types of equipment. The depreciation method changes to straight-line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees have been capitalized as part of the cost of the equipment. Lease negotiation fees were amortized over the initial equipment lease term. Debt placement fees and issuance costs are amortized over the term of the related loan (see
     Note 7). Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment.

     Transportation Equipment

     In accordance with the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's equipment at least quarterly in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected undiscounted future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the equipment carrying values were required for the years ended December 31, 1998, 1997, or 1996.

     Equipment held for operating leases is stated at cost.

     Investments in Unconsolidated Special-Purpose Entities

     The Partnership has interests in unconsolidated special-purpose entities (USPEs) that own transportation equipment. These interests are accounted for using the equity method.

     The Partnership's investment in USPEs includes acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment
     Corporation (TEC), a wholly-owned subsidiary of FSI, and PLM Worldwide Management Services (WMS), a wholly-owned subsidiary of PLM International. The Partnership's interests in USPEs are managed by IMI. The Partnership's equity interest in the net income of USPEs is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC or WMS.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

1.   Basis of Presentation  (continued)

     Repairs and Maintenance

     Repair and maintenance costs related to marine vessels, railcars, and trailers are usually the obligation of the Partnership. Maintenance costs of most of the other equipment are the obligation of the lessee. If they are not covered by the lessee, they are generally charged against operations as incurred. Estimated costs associated with marine vessel drydockings are accrued and charged to income ratably over the period prior to such drydocking. The reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs.

     Net Income (Loss) and Distribution per Limited Partnership Unit

     The net income (loss) of the Partnership is generally allocated 95% to the limited partners and 5% to the General Partner. Special allocations of income are made to the General Partner equal to the deficit balance, if any, in the capital account of the General Partner. Cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income. The limited partners' net income (loss) is allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership.

     Cash distributions are recorded when paid. Monthly unitholders receive a distribution check 15 days after the close of the previous month's business and quarterly unitholders receive a distribution check 45 days after the close of the quarter.

     Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $3.4 million, $3.7 million, and $6.9 million in 1998, 1997, and 1996, respectively, were deemed to be a return of capital.

     Cash distributions of $0.9 million, $0.8 million and $1.7 million for 1998, 1997, and 1996, respectively, relating to the fourth quarter of that year, were paid during the first quarter of 1999, 1998, or 1997, respectively.

     Net Income (Loss) Per Weighted-Average Partnership Unit

     Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the year ended December 31, 1998 and 1997 was 8,628,420. The weighted-average number of Partnership units deemed outstanding during the year ended December 31, 1996 was 8,633,331.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

1.   Basis of Presentation  (continued)

     Cash and Cash Equivalents

     The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash and cash equivalents approximates fair market value due to the short-term nature of the investments.

     Comprehensive Income

     During 1998, the Partnership adopted Financial Accounting Standards Board's Statement No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources. The Partnership's net income (loss) is equal to comprehensive income for the years ended December 31, 1998, 1997, and 1996.

     Restricted Cash

     As of December 31, 1998 and 1997, restricted cash represented lessee security deposits held by the Partnership.

     Reclassifications

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1998 presentations.

2.   General Partner and Transactions with Affiliates

     An officer of PLM Securities Corp., a wholly-owned subsidary of the General Partner, contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (a) the fees that would be charged by an independent third party for similar services for similar equipment or (b) the sum of (i) 5% of the gross lease revenues attributable to equipment that is subject to operating leases,
     (ii) 2% of the gross lease revenues attributable to equipment that is subject to full payout net leases, and (iii) 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services relating to the continued and active operation of program equipment, such as on-going marketing and re-leasing of equipment, hiring or arranging for the hiring of crew or operating personnel for equipment, and similar services. Partnership management fees of $0.1 million and $0.1 million were payable as of December 31, 1998 and 1997, respectively. The Partnership's proportional share of the USPE management fees of $9,000 and $11,000 were payable as of December 31, 1998 and 1997, respectively. The Partnership's proportional share of USPE management fees was $0.1 million, $0.1 million and $0.2 million during 1998, 1997, and 1996, respectively. The Partnership reimbursed FSI and its affiliates $0.6 million, $0.5 million, and $0.6 million during 1998, 1997, and 1996, respectively, for data processing expenses and administrative services performed on behalf of the Partnership. The Partnership's proportional share of USPE administrative and data processing expenses was $18,000, $35,000 and $38,000 during 1998, 1997 and 1996, respectively.

     Debt placement fees were paid to the General Partner in an amount equal to 1% of the Partnership's long-term borrowings, less any costs paid to unaffiliated parties related to obtaining the borrowing. TEC received a fee for arranging the acquisition of equipment and negotiating the initial lease of the equipment. The Partnership and USPEs paid or accrued lease negotiation and equipment acquisition fees of $0.5 million to TEC and WMS in 1996. The Partnership did not accrue lease negotiation and equipment acquisition fees during 1998 and 1997.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

2.   General Partner and Transactions with Affiliates (continued)

     The Partnership paid $2,000, $0.1 million, and $0.2 million in 1998, 1997, and 1996, respectively, to Transportation Equipment Indemnity Company Ltd.
     (TEI), which provides marine insurance coverage for Partnership equipment and other insurance brokerage services. TEI is an affiliate of the General Partner. The Partnership's proportional share of USPE marine insurance coverage paid to TEI was $17,000, $0.1 million and $0.1 million during 1998, 1997 and 1996, respectively. A substantial portion of this amount was paid to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated programs and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. Also, during 1998, the Partnership and the USPEs received a $0.1 million loss-of-hire insurance refund from TEI due to lower claims from the insured Partnership and other insured affiliated programs. PLM International plans to liquidate TEI in 1999. During 1998, TEI did not provide the same level of insurance coverage as had been provided during 1997 and 1996. These services were provided by an unaffiliated third party.

     As of December 31, 1998, all of the of the Partnership's trailer equipment was in rental facilities operated by PLM Rental, Inc., an affiliate of the General Partner, doing business as PLM Trailer Leasing. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

     The Partnership had an interest in certain equipment in conjunction with affiliated programs during 1998, 1997 and 1996 (see Note 4).

     The balance due to affiliates as of December 31, 1998 and 1997 includes $0.1 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated USPEs.

3.   Equipment

     The components of owned equipment as of December 31, are as follows (in thousands of dollars):


Equipment held for operating leases                         1998                1997
                                                        ----------------------------------

Aircraft                                                $   42,734           $   42,734
Rail equipment                                              14,752               14,828
Marine containers                                           11,012               13,384
Marine vessels                                               9,719                9,719
Trailers                                                     4,061                6,855
                                                        ----------------------------------
                                                            82,278               87,520
Less accumulated depreciation                              (58,674 )            (56,215 )
                                                        --------------------------------
    Net equipment                                       $   23,604           $   31,305
                                                        ==================================

     Revenues are earned by placing the equipment under operating leases. A portion of the Partnership's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

3.   Equipment (continued)

     As of December 31, 1998, all owned equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 2 commercial aircraft, 46 marine containers, and 5 railcars with a net book value of $4.6 million. As of December 31, 1997, all owned equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for a commercial aircraft, 108 marine containers, and 2 railcars with a net book value of $3.2 million.

     During 1998, the Partnership sold or disposed of marine containers, railcars, and trailers, with an aggregate net book value of $2.0 million, for proceeds of $1.5 million. During 1997, the Partnership sold or disposed of an aircraft engine, marine containers, railcars, trailers, and a marine vessel, with an aggregate net book value of $6.6 million, and unused drydock reserves of $1.0, for proceeds of $8.5 million.

     Periodically, PLM International will purchase groups of assets whose ownership may be allocated among affiliated programs and PLM International. Generally in these cases, only assets that are on lease will be purchased by the affiliated programs. PLM International will generally assume the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price will be determined by a combination of third-party industry sources and recent transactions or published fair market value references. During 1996, PLM International realized a $0.7 million gain on the sale of 69 off-lease railcars purchased by PLM International as part of a group of assets in 1994 that had been allocated to the Partnership, PLM Equipment Growth Funds IV and VI, Professional Lease Management Income Fund I, LLC (Fund I), and PLM International.

     All owned equipment on lease is being accounted for as operating leases. Future minimum rentals receivable under noncancelable operating leases, as of December 31, 1998, for owned equipment during each of the next five years, are approximately $6.6 million in 1999, $4.3 million in 2000, $3.9 million in 2001, $1.3 million in 2002, and $0.9 million in 2003 and thereafter. Contingent rentals based upon utilization were approximately $0.7 million, $0.9 million, and $1.0 million in 1998, 1997, and 1996, respectively.

4.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) as of December 31, (in thousands of dollars):


                                                                                  1998           1997
                                                                               ---------------------------

       35% interest in two Stage II commercial aircraft on a direct
           finance lease                                                       $   3,880      $   4,008
       50% interest in an entity owning a bulk carrier                             1,859          2,264
       17% interest in a trust from a sold commercial aircraft                        --          3,484
       --------------------------------------------------------------------------------------------------
           Net investments                                                     $   5,739      $   9,756
                                                                               ==========================

     The Partnership had an interest in one USPE that owned multiple aircraft (the Trust). This Trust contained provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners. During December 1997, the Partnership and an affiliated program each sold the aircraft designated to it. The Partnership's 17% interest in the Trust owning the commercial aircraft was sold for proceeds of $5.2 million for its net investment of $1.8 million. The Partnership received liquidating proceeds of $1.7 million during 1997;the remaining liquidating proceeds of $3.5 were received during January 1998.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

4.   Investments in Unconsolidated Special-Purpose Entities (continued)

     The following summarizes the financial information for the special-purpose entities and the Partnership's interests therein as of and for the years ended December 31, (in thousands of dollars):


                                                               1998                    1997                       1996
                                                             ---------               ----------                 ----------
                                                                     Net                      Net                          Net
                                                      Total      Interest of     Total    Interest of      Total       Interest of
                                                      USPEs      Partnership     USPEs    Partnership      USPEs       Partnership
                                                     -----------------------------------------------------------------------------

                             Net investments       $   14,339           5,739   $  32,310   $    9,756   $  33,250   $       9,616
                             Lease revenues             4,066           1,233       7,995        1,961      10,623           2,782
                             Net income (loss)          9,921             348       6,819        2,952      (2.350 )          (331 )


5.   Operating Segments

     The Partnership operates in five primary operating segments: aircraft leasing, marine container leasing, marine vessel leasing, trailer leasing, and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

     The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of general and administrative expenses, interest expense and certain other expenses. The segments are managed separately due to different business strategies for each operation.

     The following tables present a summary of the operating segments (in thousands of dollars):


                                                     Marine      Marine
                                          Aircraft  Container    Vessel   Trailer    Railcar   All
    For the Year Ended December 31, 1998  Leasing    Leasing    Leasing   Leasing    Leasing   Other<F1>    Total
    ------------------------------------  -------    -------    -------   -------    -------   ----         -----

    Revenues
      Lease revenue                        $ 3,484   $    720   $  1,666  $  1,578   $  3,533  $     --   $ 10,981
      Interest income and other                 15         --         --        --         21       215        251
      Gain (loss) on disposition of             (2 )       77         --      (530 )       (9 )      --       (464 )
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                       3,497        797      1,666     1,048      3,545       215     10,768

    Costs and expenses
      Operations support                       446          8      1,043       446        926        38      2,907
      Depreciation and amortization          3,314        699        383       498        846        62      5,802
      Interest expense                           6         --         --        --         --     1,646      1,652
      General and administrative expenses      492         56        109       464        390       362      1,873
      Provision for bad debts                  (95 )       --         --       154        (50 )      --          9
                                          -------------------------------------------------------------------------
        Total costs and expenses             4,163        763      1,535     1,562      2,112     2,108     12,243
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       654         --       (306 )      --         --        --        348
                                          -------------------------------------------------------------------------
                                          =========================================================================
    Net income (loss)                      $   (12 ) $     34   $   (175 )$   (514 ) $  1,433  $ (1,893 ) $ (1,127 )
                                          =========================================================================

    As of December 31, 1998
    Total assets                           $ 15,434  $  2,169   $  3,727  $  2,035   $  5,978  $  1,907   $ 31,250
                                          =========================================================================

<F1> Includes costs not  identifiable  to a particular  segment such as interest expenses, and amortization expense, and certain interest income and other, operations support expenses and general and administrative expenses.





                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

5.   Operating Segments (continued)


                                                     Marine      Marine
                                          Aircraft  Container    Vessel   Trailer    Railcar   All
    For the Year Ended December 31, 1997  Leasing    Leasing    Leasing   Leasing    Leasing   Other<F1>    Total
    ------------------------------------  -------    -------    -------   -------    -------   ----         -----

    Revenues
      Lease revenue                        $ 4,154   $    948   $  1,978  $  1,980   $  3,624  $     --   $ 12,684
      Interest income and other                 13          8        574        --          4       265        864
      Gain (loss) on disposition of            559        (86 )    2,337        17          3        --      2,830
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                       4,726        870      4,889     1,997      3,631       265     16,378

    Costs and expenses
      Operations support                       216         13      1,533       736      1,097        55      3,650
      Depreciation and amortization          3,993        850        455       812      1,057       101      7,268
      Interest expense                          --         --         --        --         --     2,450      2,450
      General and administrative expenses    1,098         70        183       406        369       711      2,837
      Provision for bad debts                  855         55         --        94         23        --      1,027
                                          -------------------------------------------------------------------------
        Total costs and expenses             6,162        988      2,171     2,048      2,546     3,317     17,232
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs     3,924         --       (972 )      --         --        --      2,952
                                          -------------------------------------------------------------------------
                                          =========================================================================
    Net income (loss)                      $ 2,488   $   (118 ) $  1,746  $    (51 ) $  1,085  $ (3,052 ) $  2,098
                                          =========================================================================

    As of December 31, 1997
    Total assets                           $ 22,360  $  3,362   $  4,515  $  3,968   $  6,857  $  5,027   $ 46,089
                                          =========================================================================

<F1> Includes costs not  identifiable  to a particular  segment such as interest expenses, and amortization expense, and certain interest income and other, operations support expenses and general and administrative expenses.



                                                     Marine      Marine
                                          Aircraft  Container    Vessel   Trailer    Railcar   All
    For the Year Ended December 31, 1996  Leasing    Leasing    Leasing   Leasing    Leasing   Other<F2>    Total
    ------------------------------------  -------    -------    -------   -------    -------   ----         -----

    Revenues
      Lease revenue                        $ 5,053   $  1,214   $  6,613  $  2,016   $  3,611  $    164   $ 18,671
      Interest income and other                 27         --         24        --         --       219        270
      Gain (loss) on disposition of            555         48         --        (3 )        9     2,570      3,179
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                       5,635      1,262      6,637     2,013      3,620     2,953     22,120

    Costs and expenses
      Operations support                     2,575         23      4,381       395      1,345        62      8,781
      Depreciation and amortization          4,362      1,042      1,647       988      1,221       531      9,791
      Interest expense                          --         --        (50 )      --         --     3,159      3,109
      General and administrative expenses      575         72        436       368        425       723      2,599
      Provision for bad debts                1,520         85        (73 )      88          8        --      1,628
                                          -------------------------------------------------------------------------
        Total costs and expenses             9,032      1,222      6,341     1,839      2,999     4,475     25,908
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs      (315 )       --        (16 )      --         --        --       (331 )
                                          -------------------------------------------------------------------------
                                          =========================================================================
    Net income (loss)                      $ (3,712) $     40   $    280  $    174   $    621  $ (1,522 ) $ (4,119 )
                                          =========================================================================

    As of December 31, 1996
    Total assets                           $ 25,171  $  4,816   $ 11,396  $  4,839   $  7,929  $  4,858   $ 59,009
                                          =========================================================================

<F2> Includes costs not  identifiable  to a particular  segment such as interest expenses, and amortization expense, and certain interest income and other, operations support expenses and general and administrative expenses. Also includes income or gain on disposition from a mobile offshore drilling unit.



                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

6.   Geographic Information

     The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

     The Partnership leases or leased its aircraft, mobile offshore drilling unit, railcars, and trailers to lessees domiciled in eight geographic regions: Canada, the United States, the Gulf of Mexico, South Asia, South America, Europe, Australia, and Mexico. Marine vessels and marine containers are leased to multiple lessees in different regions that operate the marine vessels and marine containers worldwide.

     The following table sets forth lease revenue information by region for the owned equipment and investments in USPEs for the years ended December 31, are as follows (in thousands of dollars):


             Region                        Owned Equipment                         Investments in USPEs
   ---------------------------
                                ---------------------------------------    -------------------------------------
                                   1998          1997         1996            1998         1997        1996
                                ---------------------------------------    -------------------------------------

   United States                $   4,516    $    5,369    $   5,307        $     --    $      --   $      --
   Canada                           2,698         2,339        2,042              --          846       1,083
   Gulf of Mexico                      --            --          164              --           --          --
   South Asia                          --           850        2,221              --           --          --
   South America                    1,380         1,200        1,110              --           --          --
   Rest of the world                2,387         2,926        7,827           1,233        1,115       1,699
                                =======================================    =====================================
       Lease revenues           $  10,981    $   12,684    $  18,671        $  1,233    $   1,961   $   2,782
                                =======================================    =====================================

     The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31, are as follows (in thousands of dollars):


                                Region                            Owned Equipment                     Investments in USPEs
                   ----------------------------------  -------------------------------------- -------------------------------------
                                                          1998         1997         1996         1998          1997        1996
                                                       -------------------------------------- -------------------------------------

                   United States                       $    847     $   1,131    $     832    $      --     $     --      $   --
                   Canada                                   622            14          309           84        3,305        (313 )
                   Gulf of Mexico                            --            --        2,327           --           --          --
                   South Asia                            (2,021 )      (2,034 )     (2,938 )         --           --          --
                   South America                            805           532          328           --           --          --
                   Europe                                    --            --       (1,676 )         --           --          --
                   Australia                                 --            --          555           --           --          --
                   Mexico                                    --            --           --          570          618          (2 )
                   Rest of the world                        164         2,594          356         (306 )       (971 )       (16 )
                                                       ------------------------------------   -------------------------------------
                     Regional net income (loss)             417         2,237           93          348        2,952        (331 )
                   Administrative and other              (1,892 )      (3,091 )     (3,881 )         --           --          --
                                                       ====================================== =====================================
                       Net income (loss)               $ (1,475 )   $    (854    $  (3,788    $     348     $  2,952      $ (331 )
                                                       ====================================== =====================================


                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

6.   Geographic Information (continued)

     The net book value of these assets as of December 31, are as follows (in thousands of dollars):


             Region                     Owned Equipment                      Investments in USPEs
   ---------------------------
                                ---------------------------------      ---------------------------------
                                   1998        1997       1996           1998        1997        1996
                                ---------------------------------      ---------------------------------

   United States                 $  6,550  $   12,848   $ 12,168       $     --   $      --   $      --
   Canada                           5,728       6,580      8,145             --       3,484       2,575
   South Asia                       4,519       2,989      7,273             --          --          --
   South America                    2,770       3,275      3,873             --          --          --
   Mexico                              --           -         --          3,880       4,008       3,876
   Rest of the world                4,037       5,613      7,523          1,859       2,264       3,165
                                ---------------------------------      ---------------------------------
                                   23,604      31,305     38,982          5,739       9,756       9,616
   Equipment held for sale             --          --      5,524             --          --          --
                                ---------------------------------      =================================
       Net book value            $ 23,604  $   31,305   $ 44,506       $  5,739   $   9,756   $   9,616
                                =================================      =================================

7.   Notes Payable

     On July 1, 1990, the Partnership entered into an agreement to issue notes totaling $33.0 million to two institutional investors. The notes accrue interest at a rate equal to 9.75% per annum and mature July 1, 2000. Interest on the notes is payable monthly. The outstanding principal balance of $12.8 million as of December 31, 1998 is payable in an annual installment of $8.3 million on July 1, 1999, with a final payment of $4.5 million on July 1, 2000.

     The General Partner's estimates, based on recent transactions, that the fair market value of the $12.8 million in notes payable outstanding as of December 31, 1998 is $13.3 million.

     The agreement requires the Partnership to maintain certain financial covenants related to fixed-charge coverage and limits additional borrowings. The loan agreements require the Partnership to maintain certain minimum net worth ratios.

8.     Concentrations of Credit Risk

     No single lessee accounted for more than 10% of the consolidated revenues for the year ended December 31, 1998, 1997 and 1996. In 1997, however, Noblesse Maritime Limited purchased a marine vessel from the Partnership and the gain from the sale accounted for 10% of total consolidated revenues from wholly and partially owned equipment, and Viking Supply Ships purchased a mobile offshore drilling unit from the Partnership and the gain from the sale accounted for 10% of total consolidated revenues from wholly and partially owned equipment during 1996.

     As of December 31, 1998 and 1997, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

9.   Income Taxes

     The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

     As of December 31, 1998, there were temporary differences of $26.1 million between the financial statement carrying values of certain assets and liabilities and the federal income tax basis of such assets and liabilities, primarily due to differences in depreciation methods and equipment reserves and the tax treatment of underwriting commissions and syndication costs.

10.  Contingencies

     PLM International, (the Company) and various of its affiliates are named as defendants in a lawsuit filed as a purported class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). Plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who invested in certain California limited partnerships (the Partnerships) for which the Company's wholly-owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the general partner, including the Partnership, PLM Equipment Growth Funds V, and VI, and PLM Equipment Growth & Income Fund VII (the Growth Funds). The state court ex parte certified the action as a class action (i.e., solely upon plaintiffs' request and without the Company being given the opportunity to file an opposition). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Growth Funds, and concealing such mismanagement from investors in the Growth Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their units back to the defendants.

     In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. Removal of the action to federal court automatically nullified the state court's ex parte certification of the class. In September 1997, the district court denied plaintiffs' motion to remand the action to state court and dismissed without prejudice the individual claims of the California plaintiff, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Growth Fund, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted defendants' motion in December 1997.

     Following various unsuccessful requests that the district court reverse, or otherwise certify for appeal, its order denying plaintiffs' motion to remand the case to state court and dismissing the California plaintiff's claims, plaintiffs filed with the U.S. Court of Appeals for the Eleventh Circuit a petition for a writ of mandamus seeking to reverse the district court's order. The Eleventh Circuit denied plaintiffs' petition in November of 1997, and further denied plaintiffs subsequent motion in the Eleventh Circuit for a rehearing on this issue. Plaintiffs also appealed the district court's order granting defendants'

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

10.  Contingencies (continued)

     motion to compel arbitration, but in June of 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

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

     On July 31, 1997, defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. In October 1997, the district court denied the Company's petition to compel arbitration, but in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution. In connection with her opposition to the petition to compel arbitration, plaintiff filed an amended complaint with the state court in August 1997 alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Sections 1709 and 1710. Plaintiff also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required.

     In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding (MOU) related to the settlement of those actions (the Monetary Settlement). The Monetary Settlement contemplated by the MOU provides for stipulating to a class for settlement purposes, and a settlement and release of all claims against defendants and third party brokers in exchange for payment for the benefit of the Class of up to $6.0 million. The final settlement amount will depend on the number of claims filed by authorized claimants who are members of the Class, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the Alabama district court. The Company will pay up to $0.3 million of the Monetary Settlement, with the remainder being funded by an insurance policy.

     The parties to the Monetary Settlement have also agreed in principal to an equitable settlement (the Equitable Settlement) which provides, among other things, (a) for the extension of the operating lives of PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII (the Funds) by judicial amendment to each of their partnership agreements, such that FSI, the general partner of each such Fund, will be permitted to reinvest cash flow, surplus partnership funds or retained proceeds in additional equipment into the year 2004, and will liquidate the partnerships' equipment in 2006; (b) that FSI be entitled to earn front end fees (including acquisition and lease negotiation fees) in excess of the compensatory limitations set forth in the NASAA Statement of Policy by judicial amendment to the Partnership Agreements for each Fund;
     (c) for a one time redemption of up to 10% of the outstanding units of each Fund at 80% of such

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

10.      Contingencies (continued)

     partnership's net asset value; and (d) for the deferral of a portion of FSI's management fees. The Equitable Settlement also provides for payment of the Equitable Class attorneys' fees from Partnership funds in the event that distributions paid to investors in the Funds during the extension period reach a certain internal rate of return.

     Defendants will continue to deny each of the claims and contentions and admit no liability in connection with the proposed settlements. The Monetary Settlement remains subject to numerous conditions, including but not limited to: (a) agreement and execution by the parties of a settlement agreement (the Settlement Agreement), (b) notice to and certification of the Monetary Class for purposes of the Monetary Settlement, and (c) preliminary and final approval of the Monetary Settlement by the Alabama district court. The Equitable Settlement remains subject to numerous conditions, including but not limited to: (a) agreement and execution by the parties of the Settlement Agreement, (b) notice to the current unitholders (the Equitable Class) in the Funds and certification of the Equitable Class for purposes of the Equitable Settlement, (c) preparation, review by the Securities and Exchange Commission (SEC), and dissemination to the members of the Equitable Class of solicitation statements regarding the proposed extensions, (d) disapproval by less than 50% of the limited partners in each of the Funds of the proposed amendments to the limited partnership agreements, (e) judicial approval of the proposed amendments to the limited partnership agreements, and (f) preliminary and final approval of the Equitable Settlement by the Alabama district court. The parties submitted the Settlement Agreement to the Alabama district court on February 12, 1999, and the preliminary class certification hearing is scheduled for March 24, 1999. If the district court grants preliminary approval, notices to the Monetary Class and Equitable Class will be sent following review by the SEC of the solicitation statements to be prepared in connection with the Equitable Settlement. The Monetary Settlement, if approved, will go forward regardless of whether the Equitable Settlement is approved or not. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the Monetary Settlement is not consummated.

     The Partnership, together with affiliates, has initiated litigation in various official forums in India against each of two defaulting Indian airline lessees to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed all of its property previously leased to such airlines, and the airlines have ceased operations. In response to the Partnership's collection efforts, the two airlines each filed counter-claims against the Partnership in excess of the Partnership's claims against the airlines. The General Partner believes that the airlines' counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims.

     The Partnership is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.









                      (This space intentionally left blank)

                          PLM EQUIPMENT GROWTH FUND IV

                                INDEX OF EXHIBITS



  Exhibit                                                              Page

    4.     Limited Partnership Agreement of Registrant                 *

   10.1    Management Agreement between Registrant and                 *
           PLM Investment Management, Inc.

   10.2    Note Agreement, dated as of July 1, 1990, regarding         *
           $33.0 million in 9.75% senior notes due July 1, 2000

   24.     Powers of Attorney                                    49 - 51


* Incorporated by reference.  See page 24 of this report.