Form 10-Q
period 1999-03-31
PLM EQUIPMENT GROWTH FUND IV
filed 1999-04-30
CIK 847517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q



         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL QUARTER ENDED MARCH 31, 1999

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
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Indentification No.)

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)





                                                                                      March 31,         December 31,
                                                                                        1999                1998
                                                                                   ------------------------------------
   ASSETS

   Equipment held for operating leases, at cost                                       $   80,388       $     82,278
   Less accumulated depreciation                                                         (58,858 )          (58,674 )
                                                                                   ------------------------------------
                                                                                          21,530             23,604
       Net equipment

   Cash and cash equivalents                                                                 813                778
   Restricted cash                                                                           147                147
   Accounts receivable, less allowance for doubtful
         accounts of $3,124 in 1999 and $3,126 in 1998                                       806                874
   Investments in unconsolidated special-purpose entities                                  5,649              5,739
   Deferred charges, less accumulated amortization
         of $330 in 1999 and $321 in 1998                                                     48                 58
   Prepaid expenses and other assets                                                          99                 50
                                                                                   ------------------------------------

        Total assets                                                                  $   29,092       $     31,250
                                                                                   ====================================

   LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:
   Accounts payable and accrued expenses                                              $      295       $        563
   Due to affiliates                                                                         237                244
   Lessee deposits and reserve for repairs                                                 1,142              1,126
   Notes payable                                                                          12,750             12,750
                                                                                   ------------------------------------
       Total liabilities                                                                  14,424             14,683
                                                                                   ------------------------------------

   Partners' capital:
   Limited partners (8,628,420 limited partnership units
         as of March 31, 1999 and December 31, 1998)                                      14,668             16,567
   General Partner                                                                            --                 --
                                                                                   ------------------------------------
       Total partners' capital                                                            14,668             16,567
                                                                                   ------------------------------------

         Total liabilities and partners' capital                                      $   29,092       $     31,250
                                                                                   ====================================










                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)



                                                                            For the Three Months
                                                                               ended March 31,
                                                                            1999            1998
                                                                         ----------------------------
  REVENUES

  Lease revenue                                                          $   2,462          $3,074
  Interest and other income                                                     21              74
  Net loss on disposition of equipment                                        (195 )          (480 )
                                                                         ----------------------------
    Total revenues                                                           2,288           2,668

  EXPENSES

  Depreciation and amortization                                              1,228           1,512
  Repairs and maintenance                                                    1,102             933
  Equipment operating expenses                                                 159             236
  Insurance expense to affiliate                                                --              (6 )
  Other insurance expense                                                       64              99
  Management fees to affiliate                                                 139             173
  Interest expense                                                             311             512
  General and administrative expenses
      to affiliates                                                            143             150
  Other general and administrative expenses                                    155              16
  Provision for (recovery of) bad debt expense                                  (2 )            98
                                                                         ----------------------------
        Total expenses                                                       3,299           3,723

  Equity in net income of unconsolidated special-
      purpose entities                                                          20             210
                                                                         ----------------------------

        Net loss                                                         $    (991 )        $ (845 )
                                                                         ============================

  PARTNERS' SHARE OF NET INCOME (LOSS)

  Limited partners                                                       $  (1,036 )        $ (890 )
  General Partner                                                               45              45
                                                                         ----------------------------

        Total                                                            $    (991 )        $ (845 )
                                                                         ============================


  Net loss per weighted-average limited partnership unit                 $   (0.12 )        $(0.10 )
                                                                         ============================

  Cash distribution                                                      $     908          $  908
                                                                         ============================

  Cash distribution per weighted-average limited partnership unit        $    0.10          $ 0.10
                                                                         ============================




                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            For the period from December 31, 1997 to March 31, 1999
                            (in thousands of dollars)




                                                                                  Limited             General
                                                                                  Partners            Partner              Total
                                                                                 ---------------------------------------------------

         Partners' capital as of December 31, 1997                             $ 21,227            $   --             $  21,227

         Net income (loss)                                                         (1,309 )             182                (1,127 )

         Cash distribution                                                         (3,351 )            (182 )              (3,533 )
         -------------------------------------------------------------------------------------------------------------------------

           Partners' capital as of December 31, 1998                               16,567                --                16,567

         Net income (loss)                                                         (1,036 )              45                  (991 )

         Cash distribution                                                           (863 )             (45 )                (908 )
                                                                                 --------------------------------------------------

           Partner's capital as of March 31, 1999                                $ 14,668            $    -             $  14,668
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

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)



                                                                            For the Three Months
                                                                               ended March 31,
                                                                             1999            1998
                                                                         ----------------------------
  OPERATING ACTIVITIES
  Net loss                                                               $     (991 )    $     (845 )
  Adjustments to reconcile net loss
      to net cash provided by (used in) operating activities:
    Depreciation and amortization                                             1,228           1,512
    Net loss on disposition of equipment                                        195             480
    Equity in net income of unconsolidated special-purpose
      entities                                                                  (20 )          (210 )
    Changes in operating assets and liabilities:
      Restricted cash                                                            --             100
      Accounts receivable, net                                                   92             130
      Prepaid expenses and other assets                                         (49 )            16
      Accounts payable and accrued expenses                                    (268 )          (628 )
      Due to affiliates                                                          (7 )            19
      Lessee deposits and reserve for repairs                                    16            (127 )
                                                                         ----------------
                                                                                         ------------
        Net cash provided by operating activities                               196             447
                                                                         ----------------------------

  INVESTING ACTIVITIES
  Payments for capitalized improvements                                          --              (7 )
  Proceeds from disposition of equipment                                        637             284
  Distribution from liquidation of unconsolidated special-
      purpose entities                                                           --           3,470
  Distribution from unconsolidated special-purpose entities                     110             232
                                                                         ----------------------------
        Net cash provided by investing activities                               747           3,979
                                                                         ----------------------------

  FINANCING ACTIVITIES
  Cash distribution paid to limited partners                                   (863 )          (863 )
  Cash distribution paid to General Partner                                     (45 )           (45 )
                                                                         ----------------------------
                                                                         ----------------------------
        Net cash used in financing activities                                  (908 )          (908 )
                                                                         ----------------------------

  Net increase in cash and cash equivalents                                      35           3,518

  Cash and cash equivalents at beginning of year                                778           3,650
                                                                         ----------------------------

  Cash and cash equivalents at end of period                             $      813      $    7,168
                                                                         ============================

  SUPPLEMENTAL INFORMATION
  Interest paid                                                          $      311      $      512
                                                                         ============================







                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund IV (the Partnership) as of March 31, 1999 and December 31, 1998, the statements of operations for the three months ended March 31, 1999 and 1998, the statements of cash flows for the three months ended March 31, 1999 and 1998, and the statements of changes in partners' capital for the period from December 31, 1997 to March 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, on file with the Securities and Exchange Commission.

2.       Schedule of Partnership Phases

     In accordance with the limited partnership agreement, the Partnership entered its passive phase on January 1, 1997 and as a result, the Partnership is not permitted to reinvest in equipment. On January 1, 1999, the Partnership entered its liquidation phase and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2009, unless terminated earlier upon sale of all equipment or by certain other events. During the liquidation phase, the Partnership's assets will continue to be recorded at the lower of carrying amount or fair value less costs to sell.

3.   Cash Distributions

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended March 31, 1999 and 1998, cash distributions totaled $0.9 million. Cash distributions to the limited partners of $0.9 million for the three months ended March 31, 1999 and 1998, were deemed to be a return of capital.

     Cash distributions related to the results from the first quarter of 1999, of $0.7 million, will be paid during the second quarter of 1999.

4.       Transactions with General Partner and Affiliates

     The balance due to affiliates as of March 31, 1999 and December 31, 1998, includes $0.1 million due to FSI and its affiliate for management fees and $0.1 million due to affiliated unconsolidated special-purpose entities (USPEs). The Partnership's proportional share of management fees with USPE's of $14,000 and $9,000 were payable as of March 31, 1999 and December 31, 1998, respectively.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

4.       Transactions with General Partner and Affiliates (continued)

     The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1999 and 1998 is listed in the following table (in thousands of dollars):

                                                        For the Three Months
                                                           Ended March 31,
                                                        1999           1998
                                                     -------------------------

    Management fees                                  $      16      $     20
    Data processing and administrative
       expenses                                              3             5
    Insurance expense                                        3             2

     Transportation Equipment Indemnity Company, Ltd., an affiliate of the General Partner and currently in liquidation, will no longer provide certain marine insurance coverage as had been provided during 1998. These services will be provided by an unaffiliated third party.

5.   Equipment

     The components of owned equipment were as follows (in thousands of dollars):


                                                          March 31,             December 31,
                                                             1999                   1998
                                                       ----------------------------------------

  Aircraft                                               $   42,734             $   42,734
  Railcars                                                   13,560                 14,752
  Marine containers                                          10,588                 11,012
  Marine vessel                                               9,719                  9,719
  Trailers                                                    3,787                  4,061
                                                       ----------------------------------------
                                                             80,388                 82,278
  Less accumulated depreciation                             (58,858 )              (58,674 )
                                                       ----------------------------------------
       Net equipment                                     $   21,530             $   23,604
                                                       ========================================


     As of March 31, 1999, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two commercial aircraft, five railcars, and 33 marine containers, with an aggregate net book value of $4.3 million. As of December 31, 1998, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two commercial aircraft, five railcars, and 46 marine containers, with an aggregate net book value of $4.6 million.

     During the three months ended March 31, 1999, the Partnership sold or disposed of marine containers, railcars, and trailers with an aggregate net book value of $0.9 million, for aggregate proceeds of $0.7 million.

     During the three months ended March 31, 1998, the Partnership sold or disposed of marine containers, railcars, and trailers with an aggregate net book value of $1.0 million, for aggregate proceeds of $0.5 million.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999


6.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                              March 31,        December 31,
                                                                                1999               1998
                                                                           ------------------------------------

       35% interest in two Stage II commercial aircraft on a direct
               finance lease                                                 $   3,801          $  3,880
       50% interest in an entity owning a bulk-carrier                           1,848             1,859
       --------------------------------------------------------------------------------------------------------
            Net investments                                                  $   5,649          $  5,739
                                                                           ====================================

7.   Operating Segments

     The Partnership operates in five different segments: aircraft leasing, railcar leasing, marine container leasing, marine vessel leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):


                                                                 Marine     Marine
                                          Aircraft   Railcar    Container   Vessel   Trailer    All
    For the quarter ended March 31, 1999  Leasing    Leasing    Leasing    Leasing   Leasing    Other<F1>    Total
    ------------------------------------  -------    -------    -------    -------   -------    ----         -----

    REVENUES
      Lease revenue                        $   871   $    847   $    105  $    352   $    287  $     --   $  2,462
      Interest income and other                  2         --         --        --         --        19         21
      Gain (loss) on disposition of             --       (163 )       21        --        (53 )      --       (195 )
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                         873        684        126       352        234        19      2,288

    COSTS AND EXPENSES
      Operations support                       663        211          1       364         77         9      1,325
      Depreciation and amortization            731        171        154        81         82         9      1,228
      Interest expense                          --         --         --        --         --       311        311
      Management fees to affiliates             38         60          5        17         19        --        139
      General and administrative expenses       65         26          2         6         72       127        298
      Provision for (recovery of) bad           --         (6 )       --        --          4        --         (2 )
    debts
                                          -------------------------------------------------------------------------
        Total costs and expenses             1,497        462        162       468        254       456      3,299
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       137         --         --      (117 )       --        --         20
                                          -------------------------------------------------------------------------
                                          =========================================================================
    Net income (loss)                      $  (487 ) $    222   $    (36 )$   (233 ) $    (20 )$   (437 ) $   (991 )
                                          =========================================================================

    Total assets as of March 31, 1999      $ 14,705  $  5,159   $  2,104  $  3,976   $  1,849  $  1,299   $ 29,092
                                          =========================================================================

<F1> Includes  interest  income  and  costs  not  identifiable  to a  particular segment, such as interest expense, and amortization expense, and certain operations support and general and administrative expenses.



                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

7.   Operating Segments (continued)


                                                               Marine      Marine
                                          Aircraft  Railcar   Container    Vessel     Trailer
    For the quarter ended March 31, 1998  Leasing   Leasing    Leasing     Leasing    Leasing   All Other<F1> Total
    ------------------------------------  -------   -------    -------     -------    -------   ---------    -----

    REVENUES
      Lease revenue                        $   871  $    904  $    332  $      500  $     467  $      --  $  3,074
      Interest income and other                  6        --        --          --         --         68        74
      Gain (loss) on disposition of             (2 )      (9 )       4          --       (473 )       --      (480 )
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                         875       895       336         500         (6 )       68     2,668

    COSTS AND EXPENSES
      Operations support                       590       168         2         364        130          8     1,262
      Depreciation and amortization            829       229       186          96        155         17     1,512
      Interest expense                          --        --        --          --         --        512       512
      Management fees to affiliate              38        62        24          25         24         --       173
      General and administrative expenses       35        34         5           4         85          3       166
      Provision for (recovery of) bad           --       (13 )      --          --        111         --        98
    debts
                                          -------------------------------------------------------------------------
        Total costs and expenses             1,492       480       217         489        505        540     3,723
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       229        --        --         (19 )       --         --       210
                                          -------------------------------------------------------------------------
                                          =========================================================================
    Net income (loss)                      $  (388 )$    415  $    119  $       (8 )$    (511 )$    (472 )$   (845 )
                                          =========================================================================


    Total assets as of March 31, 1998      $ 18,157 $  6,602  $  3,442  $    4,500  $   3,051  $   7,848  $ 43,600
                                          =========================================================================


<F1> Includes  interest  income  and  costs  not  identifiable  to a  particular segment, such as interest expense, and amortization expense, and certain operations support and general and administrative exenses.




8.   Net Loss Per Weighted-Average Partnership Unit

     Net loss per weighted-average Partnership unit was computed by dividing net loss attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three months ended March 31, 1999 and 1998 was 8,628,420.

9.   Contingencies

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

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

9.   Contingencies (continued)

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

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

9.       Contingencies (continued)

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

     Defendants will continue to deny each of the claims and contentions and admit no liability in connection with the proposed settlements. The parties completed the documentation of the monetary and equitable settlements in April 1999. The monetary settlement remains subject to numerous conditions, including but not limited to, notice to and certification of the monetary class for purposes of the monetary settlement, and preliminary and final approval of the monetary settlement by the Alabama district court. The equitable settlement remains subject to numerous conditions, including but not limited to: (a) notice to the current unitholders in Funds V, VI, and VII (the equitable class) and certification of the equitable class for purposes of the equitable settlement, (b) preparation, review by the Securities and Exchange Commission (SEC), and dissemination to the members of the equitable class of solicitation statements regarding the proposed extensions, (c) disapproval by less than 50% of the limited partners in Funds V, VI, and VII of the proposed amendments to the limited partnership agreements, (d) judicial approval of the proposed amendments to the limited partnership agreements, and (e) preliminary and final approval of the equitable settlement by the Alabama district court. If the

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

9.   Contingencies (continued)

     district court grants preliminary approval, notices to the monetary class and equitable class will be sent following review by the SEC of the solicitation statements to be prepared in connection with the equitable settlement. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of the PLM Equipment Growth Fund IV's (the Partnership's) Operating Results for the Three Months Ended March 31, 1999 and 1998

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the first quarter of 1999 compared to the same period of 1998. Gains or losses from the sale of equipment, and interest and other income and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            1999             1998
                                                                         ----------------------------
  Railcars                                                               $    636          $   735
  Trailers                                                                    210              337
  Aircraft                                                                    208              281
  Marine containers                                                           104              330
  Marine vessel                                                               (12 )            136


Railcars: Railcar lease revenues and direct expenses were $0.8 million and $0.2 million, respectively, for the first quarter of 1999, compared to $0.9 million and $0.2 million, respectively, during the same period in 1998. The decrease in railcar contribution in the first quarter of 1999 was due to the sale or disposition of railcars in 1998 and 1999.

Trailers: Trailer lease revenues and direct expenses were $0.3 million and $0.1 million, respectively for the first quarter of 1999, compared to $0.5 million and $0.1 million, respectively, during the same period of 1998. The decrease in trailer contribution in the first quarter of 1999 was due to the sale or disposition of trailers in 1999 and 1998.

Aircraft: Aircraft lease revenues and direct expenses were $0.9 million and $0.7 million, respectively, for the first quarter of 1999, compared to $0.9 million and $0.6 million, respectively, during the same period of 1998. Direct expenses increased due to higher costs incurred for repairs on an off-lease aircraft in the first quarter of 1999, when compared to the same period in 1998.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $1,000, respectively, for the first quarter of 1999, compared to $0.3 million and $2,000, respectively, during the same period of 1998. Marine container contributions decreased due to the disposition of containers in 1998 and 1999.

Marine vessel: Marine vessel lease revenues and direct expenses were $0.4 million and $0.4 million, respectively, for the first quarter of 1999, compared to $0.5 million and $0.4 million, respectively, during the same period of 1998. Lease revenue decreased in the first quarter of 1999, compared to the same period in 1998, due to lower re-lease rates as a result of a weak bulk-carrier vessel market.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.0 million for the first quarter of 1999 decreased from $2.5 million for the same period in 1998. Significant variances are explained as follows:

     (1) A $0.3 million decrease in depreciation and amortization expenses from 1998 levels reflects the sale of certain assets during 1999 and 1998 and the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned.

     (2) A $0.2 million decrease in interest expense was due to lower average borrowings outstanding during the quarter ended March 31, 1999, compared to the same period in 1998.

     (3) The $0.1 million decrease in bad debt expenses was due to the General Partner's evaluation of the collectibility of receivables due from certain lessees.

     (4) A $0.1 million increase in administrative expenses from 1998 levels due to an increase in professional services.

(C)  Net Loss on Disposition of Owned Equipment

The net loss on disposition of equipment for the first quarter of 1999 totaled $0.2 million, which resulted from the sale of railcars with a net book value of $0.7 million, for proceeds of $0.5 million. In addition, the Partnership sold or disposed of marine containers, and trailers in the first quarter of 1999 with an aggregate net book value of $0.2 million, for aggregate proceeds of $0.2 million. For the first quarter of 1998, net loss on disposition of equipment totaled $0.5 million, which resulted from the sale of trailers with a net book value of $0.9 million, for proceeds of $0.4 million. In addition, the Partnership sold or disposed of marine containers, and railcars in the first quarter of 1998 with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.1 million.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            1999             1998
                                                                         ----------------------------
  Aircraft                                                               $    137          $   229
  Marine vessel                                                              (117 )            (19 )
  ===================================================================================================
        Equity in net income of USPEs                                    $     20          $   210
  ===================================================================================================


Aircraft: As of March 31, 1999 and 1998, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.2 million and $15,000, respectively, for the first quarter of 1999, compared to $0.2 million and $0, respectively, during the same period in 1998.

Marine vessel: As of March 31, 1999 and 1998, the Partnership had an interest in an entity owning a marine vessel. Marine vessel revenues and expenses were $0.2 million and $0.3 million, respectively, for the first quarter of 1999, compared to $0.3 million and $0.3 million, respectively, during the same period in 1998. Lease revenue decreased in the quarter ended March 31, 1999 compared to the same period in 1998, due to lower re-lease rates as a result of a weak bulk-carrier vessel market.

(E)  Net Loss

As a result of the foregoing, the Partnership's net loss was $1.0 million for the first quarter of 1999, compared to net loss of $0.8 million during the same period of 1998. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the quarter ended March 31, 1999 is not necessarily indicative of future periods. In the first quarter of 1999, the Partnership distributed $0.9 million to the limited partners, or $0.10 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the three  months  ended March 31,  1999,  the  Partnership  generated  $0.3 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for the three months ended March 31, 1999 of approximately $0.9 million) to the partners, but also used undistributed available cash from prior periods of approximately $0.6 million.

During the three months ended March 31, 1999, the Partnership sold or disposed of marine containers, railcars, and trailers with an aggregate net book value of $0.9 million, for aggregate proceeds of $0.7 million.

The Partnership plans to sell equipment in the second quarter of 1999 to pay the third annual principal payment of $8.3 million of the outstanding note payable due on July 1, 1999.

The Partnership is in its active liquidation phase. As a result, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels may be reduced, significant asset sales may result in potential special distributions to the partners.

(III) EFFECTS OF YEAR 2000

It is possible that the General Partner's currently installed computer systems, software products, and other business systems, or the Partnership's vendors, service providers, and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate, and output dates on or after January 1, 2000 without error or interruption (a problem commonly known as the "Year 2000" problem). Since the Partnership relies substantially on the General Partner's software systems, applications, and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the General Partner could have a material adverse effect on the Partnership's business, financial condition, and results of operations.

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its software products and other business systems in order to determine whether such systems will retain functionality after December 31, 1999. The General Partner (a) is currently integrating Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have either already been made Year 2000-compliant or Year 2000-compliant upgrades of such systems are planned to be implemented by the General Partner before the end of fiscal 1999. Although the General Partner believes that its Year 2000 compliance program can be completed by the beginning of 1999, there can be no assurance that the compliance program will be completed by that date. To date, the costs incurred and allocated to the Partnership to become Year 2000 compliant have not been material. Also, the General Partner believes the future cost allocable to the Partnership to become Year 2000 compliant will not be material.

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

Some risks associated with the Year 2000 problem are beyond the ability of the General Partner or Partnership to control, including the extent to which third parties can address the Year 2000 problem. The General Partner is communicating with vendors, services providers, and customers in order to assess the Year 2000 compliance readiness of such parties and the extent to which the Partnership is vulnerable to any third-party Year 2000 issues. There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Any failure by the General Partner or such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position, and results of operations from the Partnership. The General Partner will make an ongoing effort to recognize and evaluate potential exposure relating to third-party Year 2000 non-compliance, and will develop a contingency plan if the General Partner determines that third-party non-compliance will have a material adverse effect on the Partnership's business, financial position, or results of operation.

The General Partner is currently developing a contingency plan to address the possible failure of any systems due to the Year 2000 problems. The General Partner anticipates these plans will be completed by September 30, 1999.

(IV)  ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of March 31, 1999, the General Partner is reviewing the effect this standard will have on the Partnership's consolidated financial statements.

(V)   OUTLOOK FOR THE FUTURE

The Partnership is in its active liquidation phase. The General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner anticipates that the liquidation of Partnership assets will be completed by the scheduled termination of the Partnership at the end of the year 2000.

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

The Partnership intends to use cash flow from operations and proceeds from disposition of equipment to satisfy its operating requirements, maintain working capital reserves, pay loan principal on debt, and pay cash distributions to the investors.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the first quarter of 1999, 63% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.)
currency. If these lessees currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payments.










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

                                        PLM EQUIPMENT GROWTH FUND IV
                                        By: PLM Financial Services, Inc.
                                            General Partner



Date: April 30, 1999
                                        By: /s/ Richard K Brock
                                            ------------------------
                                            Richard K Brock
                                            Vice President and
                                            Corporate Controller