Form 10-Q
period 1999-06-30
PLM EQUIPMENT GROWTH FUND IV
filed 1999-08-09
CIK 847517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO COMMISSION FILE NUMBER 33-27746 _______________________


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


       Registrant's telephone number, including area code: (415) 974-1399
                             _______________________



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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                                    June 30,          December 31,

                                                                                      1999                 1998
                                                                               ----------------------------------------
ASSETS
Equipment held for operating leases, at cost                                     $       73,464       $      82,278
Less accumulated depreciation                                                           (55,511)            (58,674)
                                                                               ----------------------------------------
    Net equipment                                                                        17,953              23,604


Cash and cash equivalents                                                                 4,772                 778
Restricted cash                                                                             147                 147
Accounts receivable, less allowance for doubtful
      Accounts of $3,150 in 1999 and $3,126 in 1998                                         590                 874
Investments in unconsolidated special-purpose entities                                    5,532               5,739
Deferred charges, less accumulated amortization
      of $339 in 1999 and $321 in 1998                                                       39                  58
Prepaid expenses and other assets                                                           163                  50
                                                                               ----------------------------------------

     Total assets                                                                $       29,196       $      31,250
                                                                               ========================================

LIABILITIES AND PARTNERS'  CAPITAL

Liabilities:
Accounts payable and accrued expenses                                            $          397       $         563
Due to affiliates                                                                           228                 244
Lessee deposits and reserve for repairs                                                     973               1,126
Notes payable                                                                            12,750              12,750
                                                                               ----------------------------------------
    Total liabilities                                                                    14,348              14,683
                                                                               ----------------------------------------

Partners' capital:
Limited partners (8,628,420 limited partnership units
      as of June 30, 1999 and December 31, 1998)                                         14,848              16,567
General Partner                                                                              --                  --
                                                                               ----------------------------------------
    Total partners' capital                                                              14,848              16,567
                                                                               ----------------------------------------

      Total liabilities and partners' capital                                    $       29,196       $      31,250
                                                                               ========================================








                 See accompanying notes to financial statements.



                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)


                                                              For the Three Months Ended June   For the Six Months Ended June 30,
                                                                    1999         1998                  1999         1998
                                                              ----------------------------------------------------------
REVENUES

Lease revenue                                                  $   2,056     $  2,644             $   4,518     $   5,718
Interest and other income                                             44          113                    65           187
Net gain (loss) on disposition of equipment                        2,202           (3 )               2,007          (482)
                                                              ---------------------------------------------------------------
    Total revenues                                                 4,302        2,754                 6,590         5,423
                                                              ---------------------------------------------------------------

EXPENSES

Depreciation and amortization                                      1,124        1,454                 2,352         2,966
Equipment operating expenses                                         175          209                   334           445
Repairs and maintenance                                            1,057          (84 )               2,159           849
Interest expense                                                     311          512                   622         1,024
Insurance expense to affiliate                                        --          (49 )                  --           (55)
Other insurance expense                                               45           65                   109           164
Management fees to affiliate                                         115          142                   254           315
General and administrative expenses
      to affiliates                                                  122          153                   265           303
Other general and administrative expenses                            204          218                   359           235
Provision for bad debt expense                                        26           86                    24           184
                                                              ---------------------------------------------------------------
    Total expenses                                                 3,179        2,706                 6,478         6,430
                                                              ---------------------------------------------------------------

Equity in net income (loss) of unconsolidated special-
      Purpose entities                                               (34)          82                   (14)         292
                                                              ---------------------------------------------------------------

Net income (loss)                                              $   1,089     $    130             $      98     $    (715)
                                                              ===============================================================

PARTNERS' SHARE OF NET INCOME (LOSS)

Limited partners                                               $   1,043     $     84             $       7     $    (806)
General Partner                                                       46           46                    91            91
                                                              ---------------------------------------------------------------

Total                                                          $   1,089     $    130             $      98     $    (715)
                                                              ===============================================================

Net income (loss) per weighted-average limited
      partnership unit                                         $    0.12     $   0.01             $    0.00     $   (0.09)
                                                              ===============================================================

Cash distributions                                             $     909     $    908             $   1,817     $   1,816
                                                              ===============================================================

Cash distributions per weighted-average limited
      partnership unit                                         $    0.10     $   0.10             $    0.20     $    0.20
                                                              ===============================================================



                 See accompanying notes to financial statements.

                                                      -15-

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the period from December 31, 1997 to June 30, 1999
                            (in thousands of dollars)




                                                                          Limited             General
                                                                         Partners             Partner               Total
                                                                      ---------------------------------------------------------

  Partners' capital as of December 31, 1997                           $  21,227             $   --              $  21,227

Net income (loss)                                                        (1,309)               182                 (1,127)

Cash distribution                                                        (3,351)              (182)                (3,533)

  Partners' capital as of December 31, 1998                              16,567                 --                 16,567

Net income                                                                    7                 91                     98

Cash distribution                                                        (1,726)               (91)                (1,817)
                                                                      ---------------------------------------------------------

  Partner's capital as of June 30, 1999                               $  14,848             $   --              $  14,848
                                                                      =========================================================





























                 See accompanying notes to financial statements.
                                                      -16-



                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
               STATEMENTS OF CASH FLOWS (in thousands of dollars)

                                                                            For the Six Months
                                                                              ended June 30,

                                                                           1999             1998
                                                                      --------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                       $       98       $     (715)
Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
  Depreciation and amortization                                              2,352            2,966
  Net (gain) loss on disposition of equipment                               (2,007)             482
  Equity in net (income) loss of unconsolidated special-purpose
    Entities                                                                    14             (292)
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                   308              244
    Prepaid expenses and other assets                                         (113)              31
    Accounts payable and accrued expenses                                     (166)            (613)
    Due to affiliates                                                          (16)             (14)
    Lessee deposits and reserve for repairs                                   (153)             143
                                                                      --------------------------------
     Net cash provided by operating activities                                 317            2,232
                                                                      --------------------------------

INVESTING ACTIVITIES
Payments for capitalized improvements                                           --               (6)
Proceeds from disposition of equipment                                       5,301              646
Distribution from liquidation of unconsolidated special-
    purpose entities                                                            --            3,470
Distribution from unconsolidated special-purpose entities                      193              626
                                                                      --------------------------------
      Net cash provided by investing activities                              5,494            4,736
                                                                      --------------------------------

FINANCING ACTIVITIES
Cash distribution paid to limited partners                                  (1,726)          (1,725)
Cash distribution paid to General Partner                                      (91)             (91)
                                                                      --------------------------------
      Net cash used in financing activities                                 (1,817)          (1,816)
                                                                      --------------------------------

Net increase in cash and cash equivalents                                    3,994            5,152

Cash and cash equivalents at beginning of year                                 778            3,650
                                                                      --------------------------------

Cash and cash equivalents at end of period                              $    4,772       $    8,802
                                                                      ================================

SUPPLEMENTAL INFORMATION
Interest paid                                                           $      622       $    1,024
                                                                      ================================







                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund IV (the Partnership) as of June 30, 1999 and December 31, 1998, the statements of operations for the three and six months ended June 30, 1999 and 1998, the statements of changes in partners' capital for the period from December 31, 1997 to June 30, 1999, and the statements of cash flows for the six months ended June 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, on file with the Securities and Exchange Commission.

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

3.   Cash Distributions

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the six months ended June 30, 1999 and 1998, cash distributions totaled $1.8 million. For the three months ended June 30, 1999 and 1998, cash distributions totaled $0.9 million. Cash distributions to the limited partners of $1.7 million for the six months ended June 30, 1999 and 1998, were deemed to be a return of capital.

     Cash distributions related to the results from the second quarter of 1999, of $0.9 million, will be paid during the third quarter of 1999.

4.   Transactions with General Partner and Affiliates

     The balance due to affiliates as of June 30, 1999 and December 31, 1998, includes $0.1 million due to FSI and its affiliate for management fees and $0.1 million due to affiliated unconsolidated special-purpose entities (USPEs). The Partnership's proportional share of management fees with USPE's of $18,000 and $9,000 were payable as of June 30, 1999 and December 31, 1998, respectively.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

4.   Transactions with General Partner and Affiliates (continued)

     The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1999 and 1998 is listed in the following table (in thousands of dollars):

                                                 For the Three Months                 For the Six Months
                                                    Ended June 30,                      Ended June 30,
                                              1999             1998                1999              1998
                                         ----------------------------------------------------------------------

Management fees                            $      11        $      24           $      27         $      44
Data processing and administrative
   expenses                                        3                6                   6                11
Insurance expense                                 (2)               5                   1                 7


     Transportation Equipment Indemnity Company, Ltd., an affiliate of the General Partner and currently in liquidation, will no longer provide certain marine insurance coverage as had been provided during 1998. These services will be provided by an unaffiliated third party.

5.   Equipment

     The components of owned equipment were as follows (in thousands of dollars):

                                                         June 30,              December 31,

                                                            1999                    1998
                                                     -------------------------------------------

Aircraft                                                $    36,268              $   42,734
Railcars                                                     13,509                  14,752
Marine containers                                            10,239                  11,012
Marine vessel                                                 9,719                   9,719
Trailers                                                      3,729                   4,061
                                                     -------------------------------------------
                                                             73,464                  82,278
Less accumulated depreciation                               (55,511)                (58,674)
                                                     -------------------------------------------
     Net equipment                                      $    17,953              $   23,604
                                                     ===========================================

     As of June 30,  1999,  all  equipment  was either on lease or  operating in
     PLM-affiliated short-term trailer rental facilities, except for one commercial aircraft, eight railcars, and 22 marine containers, with an aggregate net book value of $1.7 million. As of December 31, 1998, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two commercial aircraft, five railcars, and 46 marine containers, with an aggregate net book value of $4.6 million.

     During the six months ended June 30, 1999, the Partnership sold or disposed of an aircraft, marine containers, railcars, and trailers with an aggregate net book value of $3.3 million, for aggregate proceeds of $5.3 million.

     During the six months ended June 30, 1998, the Partnership sold or disposed of marine containers, railcars, and trailers with an aggregate net book value of $1.2 million, for aggregate proceeds of $0.7 million.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999


6.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                        June 30,         December 31,

                                                                          1999               1998
                                                                    ---------------------------------------
35% interest in two Stage II commercial aircraft on a direct
        finance lease                                                   $  3,718           $  3,880
50% interest in an entity owning a bulk-carrier                            1,814              1,859
     Net investments                                                    $  5,532           $  5,739
                                                                    =======================================

7.   Operating Segments

     The Partnership operates in five different segments: aircraft leasing, railcar leasing, marine container leasing, marine vessel leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):


                                                              Marine      Marine
                                      Aircraft    Railcar    Container    Vessel     Trailer
For the quarter ended June 30, 1999   Leasing     Leasing     Leasing    Leasing     Leasing   All Other<F1>1 Total


REVENUES
Lease revenue                      $   871     $  775     $   36      $  108     $   266     $   --       $ 2,056
Interest income and other                2         --         --          --          --         42            44
Gain (loss) on disposition of
equipment                            2,171         19         31          --         (19)        --         2,202
   Total revenues                    3,044        794         67         108         247         42         4,302

COSTS AND EXPENSES
Operations support                     741        166          1         281          79          9         1,277
Depreciation and amortization          661        156        149          81          68          9         1,124
Interest expense                       --          --         --          --          --        311           311
Management fees to affiliates           38         54          2           5          16         --           115
General and administrative expenses     96         29          2           5          74        120           326
Provision for bad debts                 --         12         --          --          14         --            26
Total costs and expenses             1,536        417        154         372         251        449         3,179
Equity in net income (loss) of USPEs   134         --         --        (168)         --         --           (34)
Net income (loss)                  $ 1,642     $  377     $  (87)     $ (432)    $    (4)    $ (407)      $ 1,089
                                     ================================================================================

Total assets as of June 30, 1999   $11,484     $5,046     $1,872      $3,670     $ 1,744     $5,380       $29,196
                                     ================================================================================

---------
<F1>

     1 Includes interest income and costs not identifiable to a particular segment, such as interest expense, and amortization expense, and certain operations support and general and administrative expenses.


                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

7.   Operating Segments (continued)

                                                              Marine      Marine
                                      Aircraft    Railcar    Container    Vessel     Trailer
For the quarter ended June 30, 1998    Leasing    Leasing     Leasing    Leasing     Leasing   All Other<F1>1  Total


REVENUES
 Lease revenue                     $    871     $    882      $   145     $   367     $   379    $    --       $ 2,644
 Interest income and other                3           --           --          --          --        110           113
 Gain (loss) on disposition of equipment --           --           28          --         (31)        --            (3)
 Total revenues                         874          882          173         367         348        110         2,754

COSTS AND EXPENSES
Operations support                     (554)         351            2         208         123         11           141
Depreciation and amortization           829          206          179          96         128         16         1,454
Interest expense                         --           --           --          --          --        512           512
Management fees to affiliates            38           64            4          18          18         --           142
General and administrative expenses     100           36            8           6          79        142           371
Provision for (recovery of) bad debts    --          (27)          64          --          49         --            86
Total costs and expenses                413          630          257         328         397        681         2,706
Equity in net income (loss) of USPEs    143           --           --         (61)         --         --            82
Net income (loss)                  $    604     $    252      $   (84)    $   (22)    $   (49)   $  (571)      $   130
                                       ================================================================================

Total assets as of June 30, 1998   $ 17,190     $  6,410      $ 3,025     $ 4,295     $ 2,845    $ 9,309       $43,074
                                     ==================================================================================

                                                               Marine      Marine
                                      Aircraft    Railcar     Container    Vessel     Trailer
For the six months ended June 30, 1999 Leasing    Leasing     Leasing     Leasing     Leasing   All Other<F1>1    Total


REVENUES
Lease revenue                      $  1,742     $  1,622      $   141     $   460     $   553    $    --      $  4,518
Interest income and other                 4           --           --          --          --         61            65
Gain (loss) on disposition of
 equipmen                             2,171         (144)          52          --         (72)        --         2,007
Total revenues                        3,917        1,478          193         460         481         61         6,590
COSTS AND EXPENSES
Operations support                    1,404          377            2         645         156         18         2,602
Depreciation and amortization         1,392          326          303         162         151         18         2,352
Interest expense                         --           --           --          --          --        622           622
Management fees to affiliates            75          114            7          23          35         --           254
General and administrative expenses     162           56            4          11         146        245           624
Provision for bad debts                  --            6           --          --          18         --            24
Total costs and expenses              3,033          879          316         841         506        903         6,478
Equity in net income (loss) of USPEs    271           --           --        (285)         --         --           (14)
Net income (loss)                  $  1,155     $    599      $  (123)    $  (666)    $   (25)   $  (842)     $     98
                                   =====================================================================================

Total assets as of June 30, 1999   $ 11,484     $  5,046      $ 1,872     $ 3,670     $ 1,744    $ 5,380      $ 29,196
                                  ======================================================================================

--------
<F1>1 Includes  interest  income and costs not  identifiable  to a particular segment, such as interest expense, and amortization expense, and certain operations support and general and administrative expenses.

                                      -21-

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

7.   Operating Segments (continued)

                                                              Marine      Marine
                                      Aircraft    Railcar    Container    Vessel     Trailer
For the six months ended June 30, 1998 Leasing    Leasing     Leasing    Leasing     Leasing   All Other<F1>1    Total


REVENUES
Lease revenue                       $  1,742    $  1,785     $   477     $   867    $   847    $    --        $   5,718
Interest income and other                  9          --          --          --         --        178              187
Gain (loss) on disposition of equipment   (2)         (9)         32          --       (503)        --             (482)
Total revenues                         1,749       1,776         509         867        344        178            5,423

COSTS AND EXPENSES
Operations support                        36         519           4         572        253         19            1,403
Depreciation and amortization          1,657         435         365         192        284         33            2,966
Interest expense                          --          --          --          --         --      1,024            1,024
Management fees to affiliates             76         127          21          43         48         --              315
General and administrative expenses      135          68          13          11        164        147              538
Provision for (recovery of) bad debts     --         (40)         64          --        160         --              184
Total costs and expenses               1,904       1,109         467         818        909      1,223            6,430
Equity in net income (loss) of USPEs     372          --          --         (80)        --         --              292
Net income (loss)                   $    217    $    667     $    42     $   (31)   $  (565)   $(1,045)       $    (715)
                                   =====================================================================================

Total assets as of June 30, 1998    $ 17,190    $  6,410     $ 3,025     $ 4,295    $ 2,845    $ 9,309        $  43,074
                                   =====================================================================================

--------

<F1> 1 Includes  interest income and costs not identifiable to a particular segment, such as interest expense, and amortization expense, and certain operations support and general and administrative expenses.

8.   Net Income (Loss) Per Weighted-Average Partnership Unit

     Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 1999 and 1998 was 8,628,420.

9.   Contingencies

     PLM International, (the Company) and various of its wholly-owned subsidiaries are named as defendants in a lawsuit filed as a purported class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). Plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who invested in certain California limited partnerships (the Partnerships) for which the Company's wholly-owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the general partner, including the Partnership, PLM Equipment Growth Funds V, and VI, and PLM Equipment Growth & Income Fund VII (the Growth Funds). The state court ex parte certified the action as a class action (i.e., solely upon plaintiffs' request and without the Company being given the opportunity to file an opposition). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

9.   Contingencies (continued)

     fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Growth Funds, and concealing such mismanagement from investors in the Growth Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their units back to the defendants.

     In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. Removal of the action to federal court automatically nullified the state court's ex parte certification of the class. In September 1997, the district court denied plaintiffs' motion to remand the action to state court and dismissed without prejudice the individual claims of the California plaintiff, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of plaintiff' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Growth Fund, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted defendants' motion in December 1997.

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

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

9.       Contingencies (continued)

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

     In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding related to the settlement of those actions (the monetary settlement), following which the parties agreed to an additional equitable settlement (the equitable settlement). The terms of the monetary settlement and the equitable settlement are contained in a Stipulation of Settlement that was filed with the court on February 12, 1999. On June 14, 1999, the parties amended the stipulation and revised certain exhibits, and requested that the court set a preliminary approval hearing on the monetary settlement and equitable settlement.

     The monetary settlement provides for stipulating to a class for settlement purposes, and a settlement and release of all claims against defendants and third party brokers in exchange for payment for the benefit of the class of up to $6.0 million. The final settlement amount will depend on the number of claims filed by authorized claimants who are members of the class, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. The equitable settlement provides, among other things: (a) for the extension of the operating lives of Funds V, VI, and VII by judicial amendment to each of their partnership agreements, such that FSI, the general partner of each such partnership, be permitted to reinvest cash flow, surplus partnership funds, or retained proceeds in additional equipment into the year 2004, and will liquidate the partnerships' equipment in 2006; (b) that FSI is entitled to earn front-end fees (including acquisition and lease negotiation fees) up to 20% in excess of the compensatory limitations set forth in the NASAA Statement of Policy by judicial amendment to the partnership agreements for Funds V, VI, and VII; (c) for a one-time repurchase of up to 10% of the outstanding units of Funds V, VI, and VII by the respective partnership at 80% of such partnership's net asset value; and (d) for the deferral of a portion of FSI's management fees until such time as certain performance thresholds have, if ever, been met by the partnerships. The equitable settlement also provides for payment of the equitable class attorneys' fees from partnership funds in the event, if ever, that distributions paid to investors in Funds V, VI, and VII during the extension period reach a certain internal rate of return. Defendants will continue to deny each of the claims and contentions and admit no liability in connection with the monetary and equitable settlements.

     The preliminary approval hearing was set for and occurred on June 25, 1999. On June 29, 1999, the court entered orders, among other things, granting preliminary approval of the monetary and equitable settlements, conditionally certifying the monetary and equitable settlement classes, providing for a final fairness hearing on November 16, 1999, approving the form and content of the notices to be sent to the monetary class and the equitable class, and staying all claims, counterclaims, and crossclaims by the monetary and equitable classes against defendants pending the court's consideration of the fairness of the monetary and equitable settlements at the final fairness hearing. The monetary settlement class (the monetary class) consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Partnerships between May 23, 1989 and June 29, 1999. The equitable settlement class (the equitable class)

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

9.   Contingencies (continued)

     consists of all investors, limited partners, assignees or unit holders who on June 29, 1999 held any units in Funds V, VI, and VII, and their assigns and successors in interest. On June 29, 1999 the court also entered an order preliminarily approving as to form and substance the form of solicitation statement that is to be distributed to limited partners of Funds V, VI, and VII in connection with the equitable settlement, following clearance by and with such changes necessary to comply with the comments, if any, of the Securities and Exchange Commission (SEC) in its review and clearance procedures. The monetary and equitable class notices will be sent to the monetary and equitable classes, respectively, following clearance by the SEC of the solicitation statement.

     The monetary settlement remains subject to certain conditions, including but not limited to notice to the monetary class for purposes of the monetary settlement and final approval of the monetary settlement by the court following a final fairness hearing. The equitable settlement remains subject to numerous conditions, including but not limited to: (a) notice to the equitable class, (b) review and clearance by the SEC, and dissemination to the members of the equitable class, of solicitation statements regarding the proposed extensions, (c) disapproval by less than 50% of the limited partners in Funds V, VI, and VII of the proposed amendments to the limited partnership agreements, (d) judicial approval of the proposed amendments to the limited partnership agreements, and (e) final approval of the equitable settlement by the court following a final fairness hearing. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

     The Partnership, together with affiliates, has initiated litigation in various official forums in India against each of two defaulting Indian airline lessees to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed all of its property previously leased to such airlines, and the airlines have ceased operations. In response to the Partnership's collection efforts, the two airlines each filed counter-claims against the Partnership in excess of the Partnership's claims against the airlines. The General Partner believes that the airlines' counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims. The General Partner believes an unfavorable outcome from the counterclaims is remote.

     The Partnership is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

10.  Subsequent Events

     The Partnership had a scheduled loan payment of $8.3 million due on July 1, 1999. On this date, the Partnership paid $4.0 million of the $8.3 million scheduled principal payment. The Partnership amended the Note Agreement to delay the date of the remaining $4.3 million principal payment on its notes payable from July 1, 1999 to August 1, 1999. The amendment increased the interest rate on the deferred principal payment of $4.3 million from 9.75% per annum to 11.75% per annum. On July 30, 1999, the Partnership further amended the note agreement to delay the scheduled remaining principal payment of $4.3 million from August 1, 1999 to September 1, 1999. The Partnership plans to use sale proceeds to pay the remaining principal payment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (I) RESULTS OF OPERATIONS

     Comparison of the PLM Equipment Growth Fund IV's (the Partnership's) Operating Results for the Three Months Ended June 30, 1999 and 1998

(A)  Owned Equipment Operations

     Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the second quarter of 1999 compared to the same period of 1998. Gains or losses from the sale of equipment, and interest and other income and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                               For the Three Months
                               Ended June 30,
                               1999               1998
                               -------------------------------
Railcars                        $    609          $    530
Trailers                             187               256
Aircraft                             130             1,425
Marine containers                     35               143
Marine vessel                       (173)              159


Railcars: Railcar lease revenues and direct expenses were $0.8 million and $0.2 million, respectively, for the second quarter of 1999, compared to $0.9 million and $0.4 million, respectively, during the same period in 1998. The decrease in lease revenue of $0.1 million and the decrease in direct expenses of $0.1 million in the second quarter of 1999 were due to the sale or disposition of railcars in 1998 and 1999. Furthermore, direct expenses decreased an additional $0.1 million due to the running repairs required on certain railcars in the fleet during the second quarter of 1998, which were not needed during the same period in 1999.

Trailers: Trailer lease revenues and direct expenses were $0.3 million and $0.1 million, respectively for the second quarter of 1999, compared to $0.4 million and $0.1 million, respectively, during the same period of 1998. The decrease in trailer contribution in the second quarter of 1999 was due to the sale or disposition of trailers in 1999 and 1998.

Aircraft: Aircraft lease revenues and direct expenses were $0.9 million and $0.7 million, respectively, for the second quarter of 1999, compared to $0.9 million and $(0.6) million, respectively, during the same period of 1998. Direct expenses increased due to higher costs incurred for repairs on an off-lease aircraft in the second quarter of 1999, when compared to the same period in 1998.

Marine containers: Marine container lease revenues and direct expenses were $36,000 and $1,000, respectively, for the second quarter of 1999, compared to $0.1 million and $2,000, respectively, during the same period of 1998. Marine container contributions decreased due to the disposition of containers in 1998 and 1999.

Marine vessel: Marine vessel lease revenues and direct expenses were $0.1 million and $0.3 million, respectively, for the second quarter of 1999, compared to $0.4 million and $0.2 million, respectively, during the same period of 1998. Lease revenue decreased $0.2 million in the second quarter of 1999, compared to the same period in 1998, due to the marine vessel being in drydock for approximately six weeks. During this period, the marine vessel did not earn any revenues. In addition, lease revenue decreased $0.1 million due to lower re-lease rates as a result of a weak bulk-carrier vessel market in the second quarter of 1999, compared to the same period in 1998. Direct expenses increased $0.1 million due to higher repair and maintenance expenses in the second quarter of 1999 compared to the same period in 1998.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.9 million for the second quarter of 1999 decreased from $2.6 million for the same period in 1998. Significant variances are explained as follows:

     (1) A $0.3 million decrease in depreciation and amortization expenses from 1998 levels reflects the sale of certain assets during 1999 and 1998 and the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned.

     (2) A $0.2 million decrease in interest expense was due to lower average borrowings outstanding during the quarter ended June 30, 1999, compared to the same period in 1998.

     (3) A $0.1 million decrease in bad debt expenses was due to the General Partner's evaluation of the collectibility of receivables due from certain lessees.

(C) Net Gain (Loss) on Disposition of Owned Equipment

The net gain on disposition of equipment for the second quarter of 1999 totaled $2.2 million, which resulted from the sale or disposal of an aircraft, marine containers, trailers and railcars with an aggregate net book value of $2.5 million, for proceeds of $4.7 million. For the second quarter of 1998, net loss on disposition of equipment totaled $3,000, which resulted from the sale or disposal of trailers and marine containers with an aggregate net book value of $0.2 million, for proceeds of $0.2 million.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                  For the Three Months
                                                    Ended June 30,
                                                  1999               1998
                                                -------------------------------
Aircraft                                      $    134          $    143
Marine vessel                                     (168)              (61)
      Equity in net income (loss) of USPEs    $    (34)         $     82
                                             ==================================

Aircraft: As of June 30, 1999 and 1998, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.1 million and $15,000, respectively, for the second quarter of 1999, compared to $0.1 million and $0, respectively, during the same period in 1998.

Marine vessel: As of June 30, 1999 and 1998, the Partnership had an interest in an entity owning a marine vessel. Marine vessel revenues and expenses were $0.1 million and $0.3 million, respectively, for the second quarter of 1999, compared to $0.3 million and $0.4 million, respectively, during the same period in 1998. Lease revenue decreased in the second quarter of 1999 compared to the same period in 1998, due to lower re-lease rates as a result of a weak bulk-carrier vessel market. Expenses decreased in the second quarter of 1999 compared to the same period in 1998, due to lower operating and repair and maintenance expenses.

(E) Net Income

As a result of the foregoing, the Partnership's net income was $1.1 million for the second quarter of 1999, compared to net income of $0.1 million during the same period of 1998. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the quarter ended June 30, 1999 is not necessarily indicative of future periods. In the second quarter of 1999, the Partnership distributed $0.9 million to the limited partners, or $0.10 per weighted-average limited partnership unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1999 and 1998

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the six months ended June 30,1999 compared to the same period of 1998. Gains or losses from the sale of equipment, and interest and other income and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                           For the Six Months
                             Ended June 30,
                          1999               1998
                       -------------------------------
Railcars               $  1,245          $  1,266
Trailers                    397               593
Aircraft                    338             1,706
Marine containers           139               473
Marine vessel              (185)              295


Railcars: Railcar lease revenues and direct expenses were $1.6 million and $0.4 million, respectively, for the six months ended June 30, 1999, compared to $1.8 million and $0.5 million, respectively, during the same period in 1998. The decrease in railcar contribution in the six months ended June 30, 1999 was due to the sale or disposition of railcars in 1998 and 1999.

Trailers: Trailer lease revenues and direct expenses were $0.6 million and $0.2 million, respectively for the six months ended June 30, 1999, compared to $0.8 million and $0.3 million, respectively, during the same period of 1998. The decrease in trailer contribution in the six months ended June 30, 1999 was due to the sale or disposition of trailers in 1999 and 1998.

Aircraft: Aircraft lease revenues and direct expenses were $1.7 million and $1.4 million, respectively, for the six months ended June 30, 1999, compared to $1.7 million and $36,000, respectively, during the same period of 1998. Direct expenses increased due to higher costs incurred for repairs on an off-lease aircraft in the six months ended June 30, 1999, when compared to the same period in 1998.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $2,000, respectively, for the six months ended June 30, 1999, compared to $0.5 million and $4,000, respectively, during the same period of 1998. Marine container contributions decreased due to the disposition of containers in 1998 and 1999.

Marine vessel: Marine vessel lease revenues and direct expenses were $0.5 million and $0.6 million, respectively, for the six months ended June 30, 1999, compared to $0.9 million and $0.6 million, respectively, during the same period of 1998. Lease revenue decreased $0.2 million in the six months ended June 30, 1999, compared to the same period in 1998, due to the marine vessel being in drydock for approximately six weeks. During this period, the marine vessel did not earn any revenues. In addition, lease revenue decreased $0.2 million due to lower re-lease rates as a result of a weak bulk-carrier vessel market in the six months ended June 30, 1999, compared to the same period in 1998.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.9 million for the six months ended June 30, 1999 decreased from $5.0 million for the same period in 1998. Significant variances are explained as follows:

     (1) A $0.6 million decrease in depreciation and amortization expenses from 1998 levels reflects the sale of certain assets during 1999 and 1998 and the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned.

     (2) A $0.4 million decrease in interest expense was due to lower average borrowings outstanding during the six months ended June 30, 1999, compared to the same period in 1998.

     (3) A $0.2 million decrease in bad debt expenses was due to the General Partner's evaluation of the collectibility of receivables due from certain lessees.

     (4) A $0.1 million increase in administrative expenses from 1998 levels due to a decrease in professional services.

(C) Net Gain (Loss) on Disposition of Owned Equipment

The net gain on disposition of equipment for the six months ended June 30, 1999 totaled $2.0 million, which resulted from the sale or disposal of an aircraft, marine containers, trailers and railcars with an aggregate net book value of $3.3 million, for aggregate proceeds of $5.3 million. For the six months ended June 30, 1998, net loss on disposition of equipment totaled $0.5 million, which resulted from the sale of trailers with a net book value of $0.9 million, for proceeds of $0.4 million. In addition, the Partnership sold or disposed of marine containers, and railcars with an aggregate net book value of $0.3 million, for aggregate proceeds of $0.3 million.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                For the Six Months
                                                Ended June 30,
                                                1999               1998
                                                -------------------------------
Aircraft                                        $    271          $    372
Marine vessel                                       (285)              (80)
      Equity in net income (loss) of USPEs      $    (14)         $    292
                                             ==================================

Aircraft: As of June 30, 1999 and 1998, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.3 million and $30,000, respectively, for the six months ended June 30, 1999, compared to $0.4 million and $0, respectively, during the same period in 1998.

Marine vessel: As of June 30, 1999 and 1998, the Partnership had an interest in an entity owning a marine vessel. Marine vessel revenues and expenses were $0.4 million and $0.7 million, respectively, for the six months ended June 30, 1999, compared to $0.7 million and $0.8 million, respectively, during the same period in 1998. Lease revenue decreased in the six months ended June 30, 1999 compared to the same period in 1998, due to lower re-lease rates as a result of a weak bulk-carrier vessel market. Expenses decreased for the six months ended June 30, 1999 compared to the same period in 1998, due to lower operating and repair and maintenance expenses.

(E) Net Income (Loss)

As a result of the foregoing, the Partnership's net income was $0.1 million for the six months ended June 30, 1999, compared to net loss of $0.7 million during the same period of 1998. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the six months ended June 30, 1999 is not necessarily indicative of future periods. In the six months ended June 30, 1999, the Partnership distributed $1.7 million to the limited partners, or $0.20 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 1999, the Partnership generated $0.5 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for the six months ended June 30, 1999 of approximately $1.8 million) to the partners, but also used undistributed available cash from prior periods of approximately $1.3 million.

During the six months ended June 30, 1999, the Partnership sold or disposed of an aicraft, marine containers, railcars, and trailers with an aggregate net book value of $3.3 million, for aggregate proceeds of $5.3 million.

The Partnership had a scheduled loan payment of $8.3 million due on July 1, 1999. On this date, the Partnership paid $4.0 million of the $8.3 million scheduled principal payment. The Partnership amended the Note Agreement to delay the date of the remaining $4.3 million principal payment on its notes payable from July 1, 1999 to August 1, 1999. The amendment increased the interest rate on the deferred principal payment of $4.3 million from 9.75% per annum to 11.75% per annum. On July 30, 1999, the Partnership further amended the note agreement to delay the scheduled remaining principal payment of $4.3 million from August 1, 1999 to September 1, 1999. The Partnership plans to use sale proceeds to pay the remaining principal payment.

Lessee deposits and reserve for repairs decreased $0.1 million during the six months ended June 30, 1999 due to the $0.2 million drydocking payment during the first six months in 1999 offset, in part by additional accruals of $0.1 million for the Partnership's marine vessel.

The Partnership is in its active liquidation phase. As a result, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels may be reduced, significant asset sales may result in potential special distributions to the partners.

(III) EFFECTS OF YEAR 2000

It is possible that the General Partner's currently installed computer systems, software products, and other business systems, or those of the Partnership's vendors, service providers, and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate, and output dates on or after January 1, 2000 without error or interruption, a possibility commonly known as the "Year 2000" or "Y2K" problem. As the Partnership relies substantially on the General Partner's software systems, applications and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the General Partner could have a material adverse effect on the Partnership's business, financial condition and results of operations.

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its business systems in order to determine whether such systems will retain functionality after December 31, 1999. As of June 30, 1999, the General Partner has completed inventory, assessment, remediation and testing stages of its Year 2000 review of its core business information systems. Specifically, the General Partner (a) has integrated Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have been made Year 2000 compliant. In addition, numerous other software systems provided by vendors and service providers have been replaced with systems represented by the vendor or service provider to be Year 2000 functional. These systems will be fully tested September by 30, 1999 and are expected to be compliant.

As of June 30, 1999, the costs incurred and allocated to the Fund to become Year 2000 compliant have not been material and does not anticipate any additional Year 2000-compliant expenditures.

Some risks associated with the Year 2000 problem are beyond the ability of the Partnership or General Partner to control, including the extent to which third parties can address the Year 2000 problem. The General Partner is communicating with vendors, services providers, and customers in order to assess the Year 2000 readiness of such parties and the extent to which the Partnership is vulnerable to any third-party Year 2000 issues. As part of this process, vendors and service providers were ranked in terms of the relative importance of the service or product provided. All service providers and vendors who were identified as medium to high relative importance were surveyed to determine Year 2000 status. The General Partner has received satisfactory responses to Year 2000 readiness inquiries from surveyed service providers and vendors.

It is possible that certain of the Partnership's equipment lease portfolio may not be Year 2000 compliant. The General Partner has contacted equipment manufacturers of the portion of the Partnership's leased equipment portfolio identified as date sensitive to assure Year 2000 compliance or to develop remediation strategies. The Partnership does not expect that non-Year 2000 compliance of its leased equipment portfolio will have an adverse material impact on its financial statements. The General Partner has surveyed the majority of its lessees and the majority of those surveyed have responded satisfactorily to Year 2000 readiness inquiries.

There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Failure by the General Partner or such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position, and results of operations of the Partnership. The General Partner has made and will continue an ongoing effort to recognize and evaluate potential exposure relating to third party Year 2000 noncompliance. The General Partner will implement a contingency plan if the General Partner determines that third-party noncompliance would have a material adverse effect on the Partnership's business, financial position, or results of operation.

The General Partner is currently developing a contingency plan to address the possible failure of any systems or vendors or service providers due to Year 2000 problems. For the purpose of such contingency planning, a reasonably likely worst case scenarios primarily anticipate a) an inability to access systems and data on a temporary basis resulting in possible delay in reconciliation of funds received or payment of monies owed, or b) an inability to continuously employ equipment assets due to temporary Year 2000 related failure of external infrastructure necessary to the ongoing operation of the equipment. The General Partner is evaluating whether there are additional scenarios, which have not been identified. Contingency planning will encompass strategies up to and including manual processes. The General Partner anticipates that these plans will be completed by September 30, 1999.

(IV)  ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value.

FASB Statement No. 137, "Accounting for Derivatives, Instruments, and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," issued in June 1999, defers the effective date of Statement No. 133. Statement No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As of June 30, 1999, the General Partner is reviewing the effect SFAS No. 133 will have on the Partnership's financial statements.

(V) OUTLOOK FOR THE FUTURE

The Partnership is in its active liquidation phase. The General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner anticipates that the liquidation of Partnership assets will be completed by the end of the year 2000.

Several factors may affect the Partnership's operating performance in 1999 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership's equipment and investment in USPE represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in 1999 and beyond include:

1. One of the Partnership's aircraft has been off-lease for approximately three years. This aircraft required extensive repairs and maintenance and has had difficulty being re-leased or sold. This aircraft will remain off-lease until it is sold.

2. The decrease in demand for available marine containers has lead to declining lease rates.

3. Depressed economic conditions in Asia have led to declining freight rates through the early part of 1999 for drybulk vessels. The market has stabilized and is expected to improve over the next 2-3 years in the absence of new additional orders.

4. Railcar loading in North America has continued to be high, however a softening in the market is expected in the second half of 1999, which may lead to lower utilization and lower contribution to the Partnership.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the six months of 1999, 61% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.)
currency. If these lessees currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payments.
















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

                                  PLM EQUIPMENT GROWTH FUND IV
                                  By:    PLM Financial Services, Inc.
                                         General Partner


Date: August 6, 1999              By:      /s/ Richard K Brock
                                  -----------------------------------------
                                          Richard K Brock
                                          Vice President and
                                          Corporate Controller