Form 10-Q
period 1999-09-30
PLM EQUIPMENT GROWTH FUND IV
filed 1999-11-02
CIK 847517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-18789
                             -----------------------


                          PLM EQUIPMENT GROWTH FUND IV
             (Exact name of registrant as specified in its charter)


                       CALIFORNIA                       94-3041013
             (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)        Indentification No.)

            ONE MARKET, STEUART STREET TOWER,
              SUITE 800, SAN FRANCISCO, CA             94105-1301
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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                                    September 30,       December 31,
                                                                                        1999                1998
                                                                                   ------------------------------------
   ASSETS

   Equipment held for operating leases, at cost                                      $    47,260       $     82,278
   Less accumulated depreciation                                                         (35,670)           (58,674)
                                                                                   ------------------------------------
                                                                                          11,590             23,604
   Equipment held for sale                                                                 2,707                 --
                                                                                   ------------------------------------
       Net equipment                                                                      14,297             23,604

   Cash and cash equivalents                                                               1,595                778
   Restricted cash                                                                           147                147
   Accounts receivable, less allowance for doubtful
         accounts of $3,164 in 1999 and $3,126 in 1998                                       664                874
   Investments in unconsolidated special-purpose entities                                  5,307              5,739
   Deferred charges, less accumulated amortization
         of $349 in 1999 and $321 in 1998                                                     30                 58
   Prepaid expenses and other assets                                                          71                 50
                                                                                   ------------------------------------

        Total assets                                                                 $    22,111       $     31,250
                                                                                   ====================================

   LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:
   Accounts payable and accrued expenses                                             $       237       $        563
   Due to affiliates                                                                         207                244
   Lessee deposits and reserve for repairs                                                   733              1,126
   Notes payable                                                                           4,500             12,750
                                                                                   ------------------------------------
       Total liabilities                                                                   5,677             14,683
                                                                                   ------------------------------------

   Partners' capital:
   Limited partners (8,628,420 limited partnership units
         as of September 30, 1999 and December 31, 1998)                                  16,434             16,567
   General Partner                                                                            --                 --
                                                                                   ------------------------------------
       Total partners' capital                                                            16,434             16,567
                                                                                   ------------------------------------

         Total liabilities and partners' capital                                     $    22,111       $     31,250
                                                                                   ====================================








                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)

                                                                 For the Three Months              For the Nine Months
                                                                 Ended September 30,               Ended September 30,
                                                                   1999        1998                 1999         1998
                                                               -----------------------------------------------------------
  REVENUES

  Lease revenue                                                 $  2,019     $  2,662            $   6,537    $   8,380
  Interest and other income                                           45           17                  110          204
  Net gain (loss) on disposition of equipment                      2,444          (13)               4,451         (495)
                                                                ----------------------------------------------------------
      Total revenues                                               4,508        2,666               11,098        8,089
                                                                ----------------------------------------------------------

  EXPENSES

  Depreciation and amortization                                    1,063        1,430                3,415        4,396
  Equipment operating expenses                                       169          155                  503          600
  Repairs and maintenance                                            232          284                2,390        1,133
  Interest expense                                                   203          311                  824        1,335
  Insurance expense                                                   43           58                  152          167
  Management fees to affiliate                                       114          151                  369          466
  General and administrative expenses
        to affiliates                                                116          118                  381          421
  Other general and administrative expenses                          163          182                  523          417
  Provision for (recovery of) bad debt expense                        16          (30 )                 40          154
                                                                ----------------------------------------------------------
      Total expenses                                               2,119        2,659                8,597        9,089
                                                                ----------------------------------------------------------

  Equity in net income of unconsolidated special-
        purpose entities                                             105           46                   91          338
                                                                ----------------------------------------------------------

  Net income (loss)                                             $  2,494     $     53            $   2,592    $    (662)
                                                                ==========================================================

  PARTNERS' SHARE OF NET INCOME (LOSS)

  Limited partners                                              $  2,449     $      8            $   2,456    $    (798)
  General Partner                                                     45           45                  136          136
                                                                ----------------------------------------------------------

  Total                                                         $  2,494     $     53            $   2,592    $    (662)
                                                                ==========================================================

  Net income (loss) per weighted-average limited
        partnership unit                                        $   0.28     $   0.00            $    0.28    $   (0.09)
                                                                ==========================================================

  Cash distributions                                            $    908     $    808            $   2,725    $   2,624
                                                                ==========================================================

  Cash distributions per weighted-average limited
        partnership unit                                        $   0.10     $   0.09            $    0.30    $    0.29
                                                                ==========================================================



                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           FOR THE PERIOD FROM DECEMBER 31, 1997 TO SEPTEMBER 30, 1999
                            (in thousands of dollars)




                                                                                  Limited             General
                                                                                  Partners            Partner              Total
                                                                                 --------------------------------------------------

           Partners' capital as of December 31, 1997                             $ 21,227            $    --            $  21,227

          Net income (loss)                                                        (1,309)               182               (1,127)

          Cash distribution                                                        (3,351)              (182)              (3,533)
                                                                                 --------------------------------------------------

           Partners' capital as of December 31, 1998                               16,567                 --               16,567

         Net income                                                                 2,456                136                2,592

         Cash distribution                                                         (2,589)              (136)              (2,725)
                                                                                 --------------------------------------------------

           Partner's capital as of September 30, 1999                            $ 16,434            $   --             $  16,434
                                                                                 ==================================================





























                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                             1999            1998
                                                                         ----------------------------

  OPERATING ACTIVITIES
  Net income (loss)                                                      $    2,592      $     (662)
  Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating activities:
    Depreciation and amortization                                             3,415           4,396
    Net (gain) loss on disposition of equipment                              (4,451)            495
    Equity in net income of unconsolidated special-purpose
      entities                                                                  (91)           (338)
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                  234              83
      Prepaid expenses and other assets                                         (21)             46
      Accounts payable and accrued expenses                                    (326)           (779)
      Due to affiliates                                                         (37)            (17)
      Lessee deposits and reserve for repairs                                  (393)           (388)
                                                                         ----------------------------

        Net cash provided by operating activities                               922           2,836
                                                                         ----------------------------

  INVESTING ACTIVITIES
  Payments for capitalized improvements                                          (5)             (7)
  Proceeds from disposition of equipment                                     10,352           1,324
  Distribution from liquidation of unconsolidated special-
      purpose entities                                                           --           3,470
  Distribution from unconsolidated special-purpose entities                     523             745
                                                                         ----------------------------
        Net cash provided by investing activities                            10,870           5,532
                                                                         ----------------------------

  Financing activities
  Principal payments of notes payable                                        (8,250)         (8,250)
  Cash distribution paid to limited partners                                 (2,589)         (2,488)
  Cash distribution paid to General Partner                                    (136)           (136)
                                                                         ----------------------------
        Net cash used in financing activities                               (10,975)        (10,874)
                                                                         ----------------------------

  Net increase (decrease) in cash and cash equivalents                          817          (2,506)

  Cash and cash equivalents at beginning of year                                778           3,650
                                                                         ----------------------------

  Cash and cash equivalents at end of period                             $    1,595      $    1,144
                                                                         ============================

  SUPPLEMENTAL INFORMATION
  Interest paid                                                          $      824      $    1,335
                                                                         ============================






                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund IV (the Partnership) as of September 30, 1999 and December 31, 1998, the statements of operations for the three and nine months ended September 30, 1999 and 1998, the statements of changes in partners' capital for the period from December 31, 1997 to September 30, 1999, and the statements of cash flows for the nine months ended September 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, on file with the Securities and Exchange Commission.

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

3.   Reclassification

     Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentations.

4.   Cash Distributions

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended September 30, 1999 and 1998, cash distributions totaled $0.9 million and $0.8 million, respectively. For the nine months ended September 30, 1999 and 1998, cash distributions totaled $2.7 million and $2.6 million, respectively. Cash distributions to the limited partners of $0.1 million and $2.5 million for the nine months ended September 30, 1999 and 1998, respectively, were deemed to be a return of capital.

     Cash distributions related to the results from the third quarter of 1999, of $0.9 million, will be paid during the fourth quarter of 1999.

5.   Transactions with General Partner and Affiliates

     The balance due to affiliates as of September 30, 1999 and December 31, 1998, includes $0.1 million due to FSI and its affiliate for management fees and $0.1 million due to affiliated unconsolidated special-purpose entities (USPEs). The Partnership's proportional share of management fees with USPE's of $23,000 and $9,000 were payable as of September 30, 1999 and December 31, 1998, respectively.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

5.   Transactions with General Partner and Affiliates (continued)

     The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1999 and 1998 is listed in the following table (in thousands of dollars):

                                                       For the Three Months               For the Nine Months
                                                        Ended September 30,               Ended September 30,
                                                        1999            1998               1999             1998
                                                     ----------------------------------------------------------------

           Management fees                           $      20       $      18          $      47        $     61
           Data processing and administrative
              expenses                                       2               4                  7              15
           Insurance expense                                --               2                  1               9


     Transportation Equipment Indemnity Company, Ltd., an affiliate of the General Partner and currently in liquidation, will no longer provide certain marine insurance coverage as had been provided during 1998.
     These services will be provided by unaffiliated third parties.

6.   Equipment

     Owned equipment held for operating lease is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of equipment were as follows (in thousands of dollars):

                                                         September 30,          December 31,
                                                             1999                   1998
                                                       ----------------------------------------

  Aircraft                                               $   20,441             $   42,734
  Railcars                                                   13,450                 14,752
  Marine containers                                           9,666                 11,012
  Trailers                                                    3,703                  4,061
  Marine vessel                                                  --                  9,719
  ---------------------------------------------------------------------------------------------
                                                             47,260                 82,278
  Less accumulated depreciation                             (35,670)               (58,674)
                                                       ----------------------------------------
                                                             11,590                 23,604
  Equipment held for sale                                     2,707                     --
  -----------------------------------------------------========================================
       Net equipment                                     $   14,297             $   23,604
                                                       ========================================

     As of September 30, 1999, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for one commercial aircraft, four railcars, and 245 marine containers, with an aggregate net book value of $2.5 million. As of December 31, 1998, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two commercial aircraft, five railcars, and 46 marine containers, with an aggregate net book value of $4.6 million.

     During the nine months ended September 30, 1999, the Partnership sold or disposed of aircraft, marine containers, railcars, and trailers with an aggregate net book value of $5.9 million, for aggregate proceeds of $10.4 million. During the nine months ended September 30, 1998, the Partnership sold or disposed of marine containers, railcars, and trailers with an aggregate net book value of $1.9 million, for aggregate proceeds of $1.4 million. As of September 30, 1999, the remaining wholly owned marine vessel and a DC 9 aircraft are held for sale.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

7.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                            September 30,      December 31,
                                                                                1999               1998
                                                                           ------------------------------------

       35% interest in two Stage II commercial aircraft on a direct
               finance lease                                                 $   3,486          $  3,880
       50% interest in an entity owning a bulk-carrier                           1,821             1,859
       --------------------------------------------------------------------------------------------------------
            Net investments                                                  $   5,307          $  5,739
                                                                           ====================================

     As of September 30, 1999 and December 31, 1998, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

8.   Operating Segments

     The Partnership operates in five different segments: aircraft leasing, railcar leasing, marine container leasing, marine vessel leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                                                 Marine     Marine
    For the three months ended            Aircraft   Railcar    Container   Vessel   Trailer    All
    September 30, 1999                    Leasing    Leasing    Leasing    Leasing   Leasing    Other<F1>1   Total
    ------------------                    -------    -------    -------    -------   -------    ----         -----


    REVENUES
      Lease revenue                        $   643   $    751   $    (18) $    374   $    269  $     --   $  2,019
      Interest income and other                  2         --         --        --         --        43         45
      Gain (loss) on disposition of          2,427         14         11        --         (8)       --      2,444
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                       3,072        765         (7)      374        261        43      4,508

    Costs and expenses
      Operations support                        37        120          1       188         89         9        444
      Depreciation and amortization            591        155        146        81         80        10      1,063
      Interest expense                          --         --         --        --         --       203        203
      Management fees to affiliates             26         53         (1)       19         17        --        114
      General and administrative expenses       39         28          2        44         52       114        279
      Provision for bad debts                   --          6         --        --         10        --         16
                                          -------------------------------------------------------------------------
        Total costs and expenses               693        362        148       332        248       336      2,119
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       132         --         --       (27)        --        --        105
                                          -------------------------------------------------------------------------
                                          =========================================================================
    Net income (loss)                      $ 2,511   $    403   $   (155) $     15   $     13  $   (293)  $  2,494
                                          =========================================================================


    Total assets as of September 30, 1999  $ 8,373   $  4,910   $  1,575  $  3,608   $  1,804  $  1,841   $ 22,111
                                          =========================================================================




     -----------------------------------

<F1> 1   Includes  interest  income and costs not  identifiable  to a particular segment, such as amortization expense and interest expense and certain operations support and general and administrative expenses.


                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

8.   Operating Segments (continued)

                                                                Marine     Marine
    For the three months ended            Aircraft   Railcar    Container   Vessel   Trailer    All
    September 30, 1998                    Leasing    Leasing    Leasing    Leasing   Leasing    Other<F1>1   Total
    ------------------                    -------    -------    -------    -------   -------    -------      -----


    REVENUES
      Lease revenue                        $   871   $    884   $    145  $    377   $    385  $     --   $  2,662
      Interest income and other                  3         --         --        --         --        14         17
      Gain (loss) on disposition of             (3)        --          7        --        (17)       --        (13)
      equipment
                                          -------------------------------------------------------------------------
        Total revenues                         871        884        152       377        368        14      2,666

    COSTS AND EXPENSES
      Operations support                        20        171          2       209         85        10        497
      Depreciation and amortization            828        206        172        96        114        14      1,430
      Interest expense                          --         --         --        --         --       311        311
      Management fees to affiliates             38         63          7        19         24        --        151
      General and administrative expenses       23         25          3         9        112       128        300
      (Recovery of) provision for bad           --        (13)         2        --        (19)       --        (30)
      debts
                                          -------------------------------------------------------------------------
        Total costs and expenses               909        452        186       333        316       463      2,659
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       142         --         --       (96)        --        --         46
                                          -------------------------------------------------------------------------
    Net income (loss)                      $   104   $    432   $    (34) $    (52)  $     52  $   (449)  $     53
                                          =========================================================================
    Total assets as of September 30, 1998  $16,364   $  6,199   $  2,606  $  4,242   $  2,290  $  1,668   $ 33,369
                                          =========================================================================

                                                                Marine     Marine
    For the nine months ended             Aircraft   Railcar    Container  Vessel    Trailer    All
    September 30, 1999                    Leasing    Leasing    Leasing    Leasing   Leasing    Other<F1>1   Total
    ------------------                    -------    -------    -------    -------   -------    ----         -----

    REVENUES
      Lease revenue                        $ 2,385   $  2,373   $    123  $    834   $    822  $     --   $  6,537
      Interest income and other                  6         --         --        --         --       104        110
      Gain (loss) on disposition of          4,598       (130)        63        --        (80)       --      4,451
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                       6,989      2,243        186       834        742       104     11,098

    COSTS AND EXPENSES
      Operations support                     1,441        497          3       833        245        26      3,045
      Depreciation and amortization          1,983        481        449       242        231        29      3,415
      Interest expense                          --         --         --        --         --       824        824
      Management fees to affiliates            102        167          6        42         52        --        369
      General and administrative expenses      201         83          7        55        198       360        904
      Provision for bad debts                   --         12         --        --         28        --         40
                                          -------------------------------------------------------------------------
        Total costs and expenses             3,727      1,240        465     1,172        754     1,239      8,597
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       403         --         --      (312)        --        --         91
                                          ------------------------------------------------------------------------
    Net income (loss)                      $ 3,665   $  1,003   $   (279) $   (650)  $    (12) $ (1,135)  $  2,592
                                          =========================================================================
    Total assets as of September 30, 1999  $ 8,373   $  4,910   $  1,575  $  3,608   $  1,804  $  1,841   $ 22,111
                                          =========================================================================






     -----------------------------------

<F1> 1   Includes  interest  income and costs not  identifiable  to a particular segment, such as amortization expense and interest expense and certain operations support and general and administrative expenses.


                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

8.       Operating Segments (continued)


                                                                 Marine     Marine
    For the nine months ended             Aircraft   Railcar    Container   Vessel   Trailer    All
    September 30, 1998                    Leasing    Leasing    Leasing    Leasing   Leasing    Other<F1>1   Total
    ------------------                    -------    -------    -------    -------   -------    ----         -----

    REVENUES
      Lease revenue                        $ 2,613   $  2,669   $    621  $  1,245   $  1,232  $     --   $  8,380
      Interest income and other                 12         --         --        --         --       192        204
      Gain (loss) on disposition of             (5)        (9)        39        --       (520)       --       (495)
      equipment
                                          -------------------------------------------------------------------------
        Total revenues                       2,620      2,660        660     1,245        712       192      8,089

    Costs and expenses
      Operations support                        56        689          6       783        339        27      1,900
      Depreciation and amortization          2,486        641        536       287        398        48      4,396
      Interest expense                          --         --         --        --         --     1,335      1,335
      Management fees to affiliates            113        190         28        62         73        --        466
      General and administrative expenses      159         93         16        20        276       274        838
      (Recovery of) provision for bad           --        (53)        66        --        141        --        154
    debts
                                          -------------------------------------------------------------------------
        Total costs and expenses             2,814      1,560        652     1,152      1,227     1,684      9,089
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       514         --         --      (17)         --        --        338
                                          -------------------------------------------------------------------------
    Net income (loss)                      $   320   $  1,100   $      8  $    (83)  $   (515) $ (1,492)  $   (662)
                                          =========================================================================


    Total assets as of September 30, 1998  $ 16,364  $  6,199   $  2,606  $  4,242   $  2,290  $  1,668   $ 33,369
                                          =========================================================================

     -----------------------------------

<F1> 1   Includes  interest  income and costs not  identifiable  to a particular segment, such as amortization expense and interest expense and certain operations support and general and administrative expenses.

9.   Net Income (Loss) Per Weighted-Average Partnership Unit

     Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 1999 and 1998 was 8,628,420.

10.  Debt

     The Partnership had a scheduled loan payment of $8.3 million due on July 1, 1999. On this date, the Partnership paid $4.0 million of the $8.3 million scheduled principal payment. The Partnership amended the Note Agreement to delay the date of the remaining $4.3 million principal payment on its notes payable from July 1, 1999 to August 1, 1999. The amendment increased the interest rate on the deferred principal payment of $4.3 million from 9.75% per annum to 11.75% per annum. On July 30, 1999, the Partnership further amended the note agreement to delay the scheduled remaining principal payment of $4.3 million from August 1, 1999 to September 1, 1999. The Partnership paid $1.0 million of the remaining $4.3 million principal payment in August of 1999, and paid the remaining balance of $3.3 million in September of 1999. The Partnership plans to use sale proceeds to pay the remaining principal payment of $4.5 million due July 1, 2000.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

11.  Contingencies

     PLM International Inc., (The Company) and various of its wholly-owned subsidiaries are named as defendants in a lawsuit filed as a purported class action in January 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). Plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who invested in certain California limited partnerships for which the Company's wholly-owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the general partner, including the Partnership, PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII) (the Funds). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

     In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court) based on the court's diversity jurisdiction, and the court denied plaintiffs' motion to remand, which denial was upheld on appeal. In December 1997, the court granted defendants motion to compel arbitration of the named plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Partnership. Plaintiffs appealed this decision, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

     In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships for which FSI acts as the general partner, including the Funds. The complaint (as amended in August 1997) alleges the same facts and the same nine causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices, constructive fraud, unjust enrichment, a claim for treble damages and violations of the California Securities Law of 1968.

     In July 1997, defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In October 1997, the district court denied the Company's petition to compel arbitration, but in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution.

     In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding related to the settlement of those actions (the monetary settlement), following which the parties agreed to an additional equitable settlement (the equitable settlement). The terms of the monetary settlement and the equitable settlement are contained in a Stipulation of Settlement that was filed with

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

11.  Contingencies (continued)

     the court. The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.0 million. The final settlement amount will depend on the number of claims filed by authorized claimants who are members of the class, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. The equitable settlement provides, among other things: (a) for the extension of the operating lives of Funds V, VI, and VII by judicial amendment to each of their partnership agreements, such that FSI, the general partner of each such partnership, be permitted to reinvest partnership funds in additional equipment into the year 2004, and will liquidate the Funds' equipment in 2006; (b) that FSI is entitled to earn front-end fees (including acquisition and lease negotiation fees) up to 20% in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (c) for a one-time repurchase of up to 10% of the outstanding units of Funds V, VI, and VII by the respective partnership at 80% of such partnership's net asset value; and (d) for the deferral of a portion of FSI's management fees until such time as certain performance thresholds have, if ever, been met by the Funds. The equitable settlement also provides for payment of the equitable class attorneys' fees from partnership funds in the event, if ever, that distributions paid to investors in Funds V, VI, and VII during the extension period reach a certain internal rate of return. Defendants will continue to deny each of the claims and contentions and admit no liability in connection with the monetary and equitable settlements.

     The court, among other things, preliminarily approved the monetary and equitable settlements in June 1999, and set a final fairness hearing for November 16, 1999. For settlement purposes, the monetary settlement class (the monetary class) consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Funds between May 23, 1989 and June 29, 1999. The equitable settlement class (the equitable class) consists of all investors, limited partners, assignees or unit holders who on June 29, 1999 held any units in Funds V, VI, and VII, and their assigns and successors in interest.

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

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

11.  Contingencies (continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of the PLM Equipment Growth Fund IV's (the Partnership's) Operating Results for the Three Months Ended September 30, 1999 and 1998

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the third quarter of 1999 compared to the same period of 1998. Gains or losses from the sale of equipment, and interest and other income and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                     For the Three Months
                                      Ended September 30,
                                     1999             1998
                                     ----------------------------
  Railcars                       $    631              713
  Aircraft                            606              851
  Marine vessel                       186              168
  Trailers                            180              300
  Marine containers                   (19)             142

Railcars: Railcar lease revenues and direct expenses were $0.8 million and $0.1 million, respectively, for the third quarter of 1999, compared to $0.9 million and $0.2 million, respectively, during the same period in 1998. The decrease in railcar contribution in the third quarter of 1999 compared to the same period of 1998 was due to the sale or disposition of railcars in 1998 and 1999.

Aircraft: Aircraft lease revenues and direct expenses were $0.6 million and $37,000, respectively, for the third quarter of 1999, compared to $0.9 million and $20,000, respectively, during the same period of 1998. Lease revenue decreased in the third quarter of 1999 compared to the same period of 1998 due to the sale of aircraft in 1999.

Marine vessel: Marine vessel lease revenues and direct expenses were $0.4 million and $0.2 million, respectively, for the third quarter of 1999 and 1998, respectively. Marine vessel contribution remained approximately the same due to the relative stability of the vessel fleet.

Trailers: Trailer lease revenues and direct expenses were $0.3 million and $0.1 million, respectively for the third quarter of 1999, compared to $0.4 million and $0.1 million, respectively, during the same period of 1998. The decrease in trailer contribution in the third quarter of 1999 was due to the sale or disposition of trailers in 1999 and 1998.

Marine containers: Marine container lease revenues and direct expenses were $(18,000) and $1,000, respectively, for the third quarter of 1999, compared to $0.1 million and $2,000, respectively, during the same period of 1998. Marine container contributions decreased in the third quarter of 1999, compared to same quarter of 1998 primarily due to marine containers being off-lease in 1999.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.7 million for the third quarter of 1999 decreased from $2.2 million for the same period in 1998. Significant variances are explained as follows:

     (1) A $0.4 million decrease in depreciation and amortization expenses from 1998 levels resulted from an approximately $0.1 million decrease due to the sale of certain assets during 1999 and 1998 and an approximately $0.3 million decrease resulting from the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned.

     (2) A $0.1 million decrease in interest expense was due to lower average borrowings outstanding during the quarter ended September 30, 1999, compared to the same period in 1998.

(C)  Net Gain (Loss) on Disposition of Owned Equipment

The net gain on disposition of equipment for the third quarter of 1999 totaled $2.4 million, which resulted from the sale or disposal of an aircraft, marine containers, trailers and railcars with an aggregate net book value of $2.6 million, for proceeds of $5.0 million. For the third quarter of 1998, net loss on disposition of equipment totaled $13,000, which resulted from the sale or disposal of trailers and marine containers with an aggregate net book value of $0.6 million, for proceeds of $0.6 million.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                   For the Three Months
                                                    Ended September 30,
                                                  1999             1998
                                               ---------------------------
  Aircraft                                     $    132              142
  Marine vessel                                     (27)             (96)
                                               ===========================
        Equity in net income of USPEs          $    105
                                               ===========================

Aircraft: As of September 30, 1999 and 1998, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.1 million and $14,000, respectively, for the third quarter of 1999, compared to $0.1 million and $0, respectively, during the same period in 1998.

Marine vessel: As of September 30, 1999 and 1998, the Partnership had an interest in an entity owning a marine vessel. Marine vessel revenues and expenses were $0.3 million and $0.3 million, respectively, for the third quarter of 1999, compared to $0.3 million and $0.4 million, respectively, during the same period in 1998. Expenses decreased for the third quarter of 1999 compared to the same period in 1998, due to lower depreciation expense as a result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(E)  Net Income

As a result of the foregoing, the Partnership's net income was $2.5 million for the third quarter of 1999, compared to net income of $0.1 million during the same period of 1998. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the quarter ended September 30, 1999 is not necessarily indicative of future periods. In the third quarter of 1999, the Partnership distributed $0.9 million to the limited partners, or $0.10 per weighted-average limited partnership unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1999 and 1998

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the nine months ended September 30,1999 compared to the same period of 1998. Gains or losses from the sale of equipment, and interest and other income and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                         For the Nine Months
                                          Ended September 30,
                                        1999             1998
                                      ----------------------------
  Railcars                            $  1,876            1,980
  Aircraft                                 944            2,557
  Trailers                                 577              893
  Marine containers                        120              615
  Marine vessel                              1              462

Railcars: Railcar lease revenues and direct expenses were $2.4 million and $0.5 million, respectively, for the nine months ended September 30, 1999, compared to $2.7 million and $0.7 million, respectively, during the same period in 1998. The decrease in railcar contribution in the nine months ended September 30, 1999 was due to the sale or disposition of railcars in 1998 and 1999.

Aircraft: Aircraft lease revenues and direct expenses were $2.4 million and $1.4 million, respectively, for the nine months ended September 30, 1999, compared to $2.6 million and $0.1 million, respectively, during the same period of 1998. Lease revenue decreased in the nine months ended September 30, 1999, compared to the same period in 1998 due to the sale of aircraft in 1999. Direct expenses increased due to higher costs incurred for repairs on an off-lease aircraft in the nine months ended September 30, 1999, when compared to the same period in 1998.

Trailers: Trailer lease revenues and direct expenses were $0.8 million and $0.2 million, respectively for the nine months ended September 30, 1999, compared to $1.2 million and $0.3 million, respectively, during the same period of 1998. The decrease in trailer contribution in the nine months ended September 30, 1999 compared to the same period of 1998 was due to the sale or disposition of trailers in 1999 and 1998.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $3,000, respectively, for the nine months ended September 30, 1999, compared to $0.6 million and $6,000, respectively, during the same period of 1998. Marine container contributions decreased $0.4 million due to the disposition of containers in 1998 and 1999. In addition, marine container contributions decreased $0.1 million due to a group of containers being off lease in 1999.

Marine vessel: Marine vessel lease revenues and direct expenses were $0.8 million and $0.8 million, respectively, for the nine months ended September 30, 1999, compared to $1.2 million and $0.8 million, respectively, during the same period of 1998. Lease revenue decreased $0.2 million in the nine months ended September 30, 1999, compared to the same period in 1998, due to the marine vessel being in drydock for approximately six weeks. During this period, the marine vessel did not earn any revenues. In addition, lease revenue decreased $0.2 million due to lower re-lease rates in the first six months of 1999, compared to the same period in 1998. In the third quarter of 1999, lease revenue remained relatively the same when compared to the same period in 1998, due to higher re-lease rates than in the early part of 1999.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $5.6 million for the nine months ended September 30, 1999 decreased from $7.2 million for the same period in 1998. Significant variances are explained as follows:

     (1) A $1.0 million decrease in depreciation and amortization expenses from 1998 levels resulted from an approximately $0.2 million decrease due to the sale of certain assets during 1999 and 1998 and an approximately $0.8 million decrease resulting from the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned.

     (2) A $0.5 million decrease in interest expense was due to lower average borrowings outstanding during the nine months ended September 30, 1999, compared to the same period in 1998.

     (3) A $0.1 million decrease in bad debt expenses was due to the General Partner's evaluation of the collectibility of receivables due from certain lessees.

     (4) A $0.1 million decrease in management fees to affiliate that reflects the lower levels of lease revenues on owned equipment in 1999, when compared to 1998.

(C)  Net Gain (Loss) on Disposition of Owned Equipment

The net gain on disposition of equipment for the nine months ended September 30, 1999 totaled $4.5 million, which resulted from the sale or disposal of aircraft, marine containers, trailers and railcars with an aggregate net book value of $5.9 million, for aggregate proceeds of $10.4 million. For the nine months ended September 30, 1998, net loss on disposition of equipment totaled $0.5 million, which resulted from the sale of trailers with a net book value of $1.4 million, for proceeds of $0.9 million. In addition, the Partnership sold or disposed of marine containers, and railcars with an aggregate net book value of $0.5 million, for aggregate proceeds of $0.5 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                  For the Nine Months
                                                   Ended September 30,
                                                1999             1998
                                              ----------------------------
  Aircraft                                    $    403
  Marine vessel                                   (312)            (176)
                                              ============================
        Equity in net income of USPEs         $     91              338

Aircraft: As of September 30, 1999 and 1998, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.4 million and $45,000, respectively, for the nine months ended September 30, 1999, compared to $0.5 million and $0, respectively, during the same period in 1998. Revenues decreased due to lower investment in finance lease received in the nine months ended September 30, 1999 when compared to the same period in 1998.

Marine vessel: As of September 30, 1999 and 1998, the Partnership had an interest in an entity owning a marine vessel. Marine vessel revenues and expenses were $0.7 million and $1.0 million, respectively, for the nine months ended September 30, 1999, compared to $0.9 million and $1.1 million, respectively, during the same period in 1998. Lease revenue decreased $0.3 million due to lower re-lease rates in the first six months of 1999, compared to the same period in 1998. In the third quarter of 1999, lease revenue increased $0.1 million when compared to the same period in 1998, due to slightly higher re-lease rates than in the early part of 1999. Expenses decreased for the nine months ended September 30, 1999 compared to the same period in 1998, due to lower depreciation expense as a result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(E)  Net Income (Loss)

As a result of the foregoing, the Partnership's net income was $2.6 million for the nine months ended September 30, 1999, compared to net loss of $0.7 million during the same period of 1998. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the nine months ended September 30, 1999 is not necessarily indicative of future periods. In the nine months ended September 30, 1999, the Partnership distributed $2.6 million to the limited partners, or $0.30 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 1999, the Partnership generated $1.4 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for the nine months ended September 30, 1999 of approximately $2.7 million) to the partners, but also used undistributed available cash from prior periods and proceeds from the sale of equipment of approximately $1.3 million.

During the nine months ended September 30, 1999, the Partnership sold or disposed of aircraft, marine containers, railcars, and trailers with an aggregate net book value of $5.9 million, for aggregate proceeds of $10.4 million.

During the nine months ended September 30, 1999 the Partnership paid the third annual principal payment of $8.3 million of the outstanding notes payable. The Partnership plans to use sale proceeds to pay the remaining principal payment of $4.5 million.

Lessee deposits and reserve for repairs decreased $0.4 million during the nine months ended September 30, 1999 compared to December 31, 1998, due to the $0.2 million drydocking payment and the $0.1 million aircraft engine repairs payment during the nine months ended September 30, 1999. Lessee prepaid deposits decreased $0.1 million due to fewer lessee's prepaying future lease revenue.

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

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its business systems in order to determine whether such systems will retain functionality after December 31, 1999. As of September 30, 1999, the General Partner has completed inventory, assessment, remediation and testing stages of its Year 2000 review of its core business information systems. Specifically, the General Partner (a) has integrated Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have been made Year 2000 compliant. In addition, numerous other software systems provided by vendors and service providers have been replaced with systems represented by the vendor or service provider to be Year 2000 functional. These systems have been tested and appear to be compliant.

As of September 30, 1999, the costs incurred and allocated to the Fund to become Year 2000 compliant have not been material and does not anticipate any additional Year 2000-compliant expenditures.

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

The General Partner is currently developing a contingency plan to address the possible failure of any systems or vendors or service providers due to Year 2000 problems. For the purpose of such contingency planning, a reasonably likely worst case scenarios primarily anticipate a) an inability to access systems and data on a temporary basis resulting in possible delay in reconciliation of funds received or payment of monies owed, or b) an inability to continuously employ equipment assets due to temporary Year 2000 related failure of external infrastructure necessary to the ongoing operation of the equipment. The General Partner is evaluating whether there are additional scenarios, which have not been identified. Contingency planning will encompass strategies up to and including manual processes. The General Partner anticipates that these plans will be completed in the fourth quarter of 1999.

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

FASB Statement No. 137, "Accounting for Derivatives, Instruments, and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," issued in June 1999, defers the effective date of Statement No. 133. Statement No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As of September 30, 1999, the General Partner is reviewing the effect SFAS No. 133 will have on the Partnership's financial statements.

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

Several factors may affect the Partnership's operating performance in the remainder of 1999 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership's equipment and investment in USPE represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in the remainder of 1999 and beyond include:

1. One of the Partnership's aircraft has been off-lease for approximately three years. This aircraft required extensive repairs and maintenance and has had difficulty being re-leased or sold. This aircraft will remain off-lease until it is sold.

2. The purchase price of new containers continues to be at very low historical levels. These lower prices have put downward pressure on per diem lease rates that customers are willing to pay for the rental of containers. Additionally, a large group of the Partnership's containers have experienced a roof delimination problem which has limited their re-lease opportunities.

3. The Partnership's wholly owned and partially owned drybulk marine vessels have signed memoradum of agreements to be sold. These sales are expected to be completed in the fourth quarter of 1999.

4. Railcar loading in North America have continued to be high, however a softening in the market is expected in the last quarter of 1999, which may lead to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

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

The Partnership intends to use cash flow from operations and proceeds from disposition of equipment to satisfy its operating requirements, maintain working capital reserves, pay loan principal and interest on debt, and pay cash distributions to the investors.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the nine months of 1999, 62% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.)
currency. If these lessees currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payments.
















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

                                      PLM EQUIPMENT GROWTH FUND IV
                                      By: PLM Financial Services, Inc.
                                          General Partner



Date: November 2, 1999
                                      By:  /s/ Richard K Brock
                                           ----------------------------
                                           Richard K Brock
                                           Vice President and
                                           Corporate Controller