Form 10-K
period 1999-12-31
PLM EQUIPMENT GROWTH FUND IV
filed 2000-03-20
CIK 847517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

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

Aggregate market value of voting stock:  N/A

An index of exhibits filed with this Form 10-K is located on page 23.

Total number of pages in this report:  48.

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

The Partnership's primary objectives are:

     (1) to maintain a diversified portfolio of long-lived, low-obsolescence, high residual-value equipment with the net proceeds of the initial partnership offering, supplemented by debt financing and reinvestment of cash generated by operations. All transactions of over $1.0 million must be approved by the PLM International Credit Review Committee (the Committee), which is made up of members of PLM International Senior Management. In determining a lessee's creditworthiness, the Committee will consider, among other factors, its financial statements, internal and external credit ratings, and letters of credit.

     (2) to generate sufficient net operating cash flow from lease operations to meet liquidity requirements and to generate cash distributions to the limited partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events.

     (3) to selectively sell equipment when the General Partner believes that, due to market conditions, market prices for equipment exceed inherent equipment values or that expected future benefits from continued ownership of a particular asset will have an adverse affect on the Partnership. As the Partnership is in the liquidation phase, proceeds from these sales, together with excess net operating cash flows from operations (net cash provided by operating activities plus distributions from unconsolidated special-purpose entities (USPEs)), are used to pay distributions to the partners.

     (4) to preserve and protect the value of the portfolio through quality management, maintaining the portfolio's diversity, and constantly monitoring equipment markets.

The offering of the units of the Partnership closed on March 28, 1990. As of December 31, 1999, there were 8,628,420 limited partnership units outstanding. The General Partner contributed $100 for its 5% general partner interest in the Partnership.

The Partnership has entered its liquidation phase and the General Partner is actively pursuing the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners. The liquidation phase will end on December 31, 2009, unless the Partnership is terminated earlier upon sale of all of the equipment or by certain other events. The General Partner anticipates that the liquidation of Partnership assets will be completed by the end of the year 2000.

Table 1, below, lists the equipment and the cost of equipment in the Partnership's portfolio, and the cost of an investment in an unconsolidated special-purpose entity, as of December 31, 1999 (in thousands of dollars):

                                                      TABLE 1

 Units                              Type                                    Manufacturer                     Cost
---------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:
      1      737-200 stage II commercial aircraft                    Boeing                              $   14,692
      1      Dash 8-300 commuter aircraft                            Dehavilland                              5,748
    283      Pressurized tank railcars                               Various                                  8,459
     98      Woodchip gondola railcars                               General Electric                         2,341
    110      Bulkhead flat railcars                                  Marine Industries Ltd.                   2,153
     24      Nonpressurized tank railcars                            Various                                    501
    276      Refrigerated marine containers                          Various                                  7,316
    222      Dry marine containers                                   Various                                    757
     91      Refrigerated trailers                                   Various                                  2,065
    106      Dry trailers                                            Various                                  1,436
                                                                                                         -----------

             Total owned equipment held for operating leases                                             $   45,468<F1>1
                                                                                                         ===========


Investment in an unconsolidated special-purpose entity:

   0.35      Equipment on direct finance lease:
               Two DC-9 stage III commercial aircraft                McDonnell-Douglas                   $    3,901<F2>2
                                                                                                         ===========

<F1>
1   Includes equipment and investment purchased with the proceeds from capital contributions, undistributed cashflow from operations, and Partnership borrow-ings. Includes costs capitalized subsequent to the date of acquisition and equipment acquisition fees paid to PLM Transportation Equipment Corporation, a wholly-owned subsidiary of FSI. All Equipment was used equipment at the time of purchase.

<F2>
2   Jointly owned:  EGF IV and two affiliated programs.


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

As of December 31, 1999, approximately 98% of the Partnership's trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International doing business as PLM Trailer Leasing. Rents are reported as revenue in accordance with Financial Accounting Standards Board Statement No. 13 "Accounting for Leases". Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other indirect expenses of the rental yard operations is charged to the Partnership monthly.

The lessees of the equipment include, but are not limited to: Aero California, Transamerica Leasing, and Canadian Pacific Railways.

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

(D)  Demand

The Partnership currently operates in four primary operating segments: aircraft leasing, marine container leasing, marine vessel leasing, trailer leasing, and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. Except for those aircraft leased to passenger air carriers, the Partnership's equipment and investments are used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)  Aircraft

(a)  Commercial Aircraft

After experiencing relatively robust growth over the prior four years, demand for commercial aircraft softened somewhat in 1999. Boeing and Airbus, the two primary manufacturers of new commercial aircraft, saw a decrease in their volume of orders, which totaled 368 and 417 during 1999, compared to 656 and 556 in 1998. The slowdown in aircraft orders can be partially attributed to the full implementation of US Stage III environmental restrictions, which became fully effective on December 31, 1999. Since these restrictions effectively prohibit the operation of noncompliant aircraft in the United States after 1999, carriers operating within or into the United States either replaced or modified all of their noncompliant aircraft before the end of the year. The continued weakness of the Asian economy has also served to slow the volume of new aircraft orders. However, with the Asian economy now showing signs of recovery, air carriers in this region are beginning to resume their fleet building efforts.

Demand for, and values of, used commercial aircraft have been adversely affected by the Stage III environmental restrictions and an oversupply of older aircraft as manufacturers delivered more new aircraft than the overall market required. Boeing predicts that the worldwide fleet of jet-powered commercial aircraft will increase from approximately 12,600 airplanes as of the end of 1998 to about 13,700 aircraft by the end of 2003, an average increase of 220 units per year. However, actual deliveries for the first two years of this period, 1998 and 1999, already averaged 839 units annually. Although some of the resultant surplus used aircraft have been retired, the net effect has been an overall increase in the number of used aircraft available. This has resulted in a decrease in both market prices and lease rates for used aircraft. Weakness in the used commercial aircraft market may be mitigated in the future as manufacturers bring their new production more in line with demand and given the anticipated continued growth in air traffic. Worldwide, demand for air passenger services is expected to increase at about 5% annually and freight services at about 6% per year, for the foreseeable future.

The Partnership owns a 35% interest in an entity owning two Stage-III-compliant aircraft, all of which were on lease throughout 1999 and were not affected by changes in market conditions. The Partnership also owns 100% of a Stage II aircraft, which remained off lease, and has been impacted by the soft market conditions described above.

(b)  Commuter Aircraft

The Partnership owns commuter turboprops with 36 to 50 seats. These aircraft fly in North America, which continues to be the largest market in the world for this type aircraft. However, the introduction of regional jet aircraft continues to have adverse impact on the turboprop market. Regional jets have been well received in the commuter market and their growing use has been at the expense of turboprops. Due to this trend, the turboprop market has experienced a decrease in aircraft values and lease rates.

The Partnership's turboprop remained on lease throughout 1999 and thus was not impacted by the change in market conditions noted above.

(2)  Railcars

(a)  Pressurized Tank Railcars

Pressurized tank cars are used to transport primarily liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). The major US markets for natural gas are industrial applications (40% of estimated demand in 1998), residential use (21%), electrical generation (15%), and commercial applications (14%). Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, the status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the US dollar. Population growth and dietary trends also play an indirect role.

On an industry-wide basis, North American carloadings of the commodity group that includes petroleum and chemicals increased 2.5% in 1999, compared to 1998. Correspondingly, demand for pressurized tank cars remained solid during 1999, with utilization of this type of railcar within the Partnership remaining above 98%. While renewals of existing leases continue at similar rates, some cars have been renewed for "winter only" terms of approximately six months. As a result, it is anticipated that there will be more pressurized tank cars than usual coming up for renewal in the spring.

(b)  Woodchip Gondolas Railcars

These railcars are used to transport woodchips from sawmills to pulp mills, where the woodchips are converted into pulp. Thus, demand for woodchip cars is directly related to demand for paper, paper products, particleboard, and plywood. In Canada, where the Partnership's woodchip railcars operate, 1999 carloadings of forest products increased 4.3% over 1998 levels.

Future prospects for the wood products industry are somewhat mixed. This sector is expected to have relatively good performance in 2000, although not at the peaks seen during the second quarter of 1999. The greatest potential for the wood products industry is the anticipated strength in housing demand, as the homebuilding market is expected to continue to post health gains.

The Partnership's woodchip gondola cars continued to operate on long-term leases during 1999.

(c)  Bulkhead Flat Railcars

Bulkhead flatcars are used to transport pulpwood from sawmills to pulp mills. High-grade pulpwood is used to make paper, while low-grade pulpwood is used to make particleboard and plywood. In Canada, where the Partnership's bulkhead flatcars operate, 1999 carloadings of forest products increased 4.3% over 1998 levels.

All of the bulkhead flatcars owned by the Partnership continued to operate on lease throughout 1999.

(d)  Nonpressurized, General Purpose Tank Railcars

These cars, which are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating and vegetable oils, molten sulfur, and corn syrup, continued to be in high demand during 1999. The overall health of the market for these types of commodities is closely tied to both the US and global economies, as reflected in movements in the Gross Domestic Product, personal consumption expenditures, retail sales, and currency exchange rates. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Within North America, 1999 carloadings of the commodity group that includes chemicals and petroleum products rose 2.5% over 1998 levels. Utilization of the Partnership's nonpressurized tank cars was above 98% again during 1999.

(3)  Marine Containers

The marine container leasing market started 1999 with industry-wide utilization in the mid 70% range, down somewhat from the beginning of 1998. The market strengthened throughout the year such that most container leasing companies reported utilization of 80% by the end of 1999. Overall, industry-wide utilization for marine containers decreased during 1999 compared to 1998. The Partnership owns older marine containers, and the General Partner plans to dispose of these older refrigerated marine containers which are currently off lease.

In addition, a continuation of historically low acquisition prices for new containers manufactured in the Far East, predominantly China. These low prices put pressure on fleetwide per diem leasing rates.

Industry consolidation continued in 1999 as the parent of one of the world's top ten container lessors finalized the outsourcing of the management of its container fleet to a competitor. However, the General Partner believes that such consolidation is a positive trend for the overall container leasing industry, and ultimately will lead to higher industry-wide utilization and increased per diem rates.

(4)  Trailers

(a)  Dry Trailers

The U.S. dry trailer market continued its recovery during 1999, as the strong domestic economy resulted in heavy freight volumes. With unemployment low, consumer confidence high, and industrial production sound, the outlook for leasing this type of trailer remains positive, particularly as the equipment surpluses of recent years are being absorbed by the buoyant market. In addition to high freight volumes, improvements in inventory turnover and tighter turnaround times have lead to a stronger overall trucking industry and increased equipment demand.

During 1999, some of the Partnership's dry trailers were in the process of transitioning to a new PLM-affiliated short-term rental facility specializing in this type of trailer causing utilization for this group of trailers to decrease.

(b)  Refrigerated Trailers

The temperature-controlled trailer market continued to expand during 1999, although not as quickly as in 1998 when the market experienced very strong growth. The leveling off in 1999 occurred as equipment users began to absorb the increases in supply created over the prior two years. Refrigerated trailer users have been actively retiring their older units and consolidating their fleets in response to improved refrigerated trailer technology. Concurrently, there is a backlog of six to nine months on orders for new equipment.

As a result of these changes in the refrigerated trailer market, it is anticipated that trucking companies and shippers will utilize short-term trailer leases more frequently to supplement their existing fleets. Such a trend should benefit the Partnership, whose trailers are typically leased on a short-term basis.

(E)  Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Partnership. Such regulations include but are not limited to:

     (1) the U.S. Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. In addition, under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership has Stage II aircraft that do not meet Stage III requirements. As of December 31, 1999, this aircraft is located overseas where it is expected to be sold. The cost to install a hushkit to meet quieter Stage III requirements is approximately $1.5 million, depending on the type of aircraft.

     (2) the Montreal Protocol on Substances that Deplete the Ozone Layer and the United States Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and that are used extensively as refrigerants in refrigerated marine cargo containers and refrigerated trailers.

     (3) the Federal Railroad Administration has mandated that effective July 1, 2000, all jacketed and non-jacketed tank railcars must be re-qualified to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test.

As of December 31, 1999, the Partnership was in compliance with the above government regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.  PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interests in entities that own equipment for leasing purposes. As of December 31, 1999, the Partnership owned a portfolio of transportation and related equipment and an investment in equipment owned by an unconsolidated special-purpose entity (USPE) as described in Item I, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $174.8 million through the first half of 1990, proceeds from the debt financing of $33.0 million and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3.  LEGAL PROCEEDINGS

PLM International (the Company) and various of its wholly-owned subsidiaries are named as defendants in a lawsuit filed as a purported class action in January 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII) (the Funds), each a California limited partnership for which the
Company's wholly-owned subsidiary, FSI, acts as the general partner. The complaint asserts causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, and conspiracy. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court) based on the court's diversity jurisdiction. In December 1997, the court granted defendants motion to compel arbitration of the named plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Partnership. Plaintiffs appealed this decision, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in the Partnerships. The complaint alleges the same facts and the same causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices and violations of state securities law. In July 1997, defendants filed a petition (the petition) in federal district court under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims. In October 1997, the district court denied the Company's petition, but in November 1997, agreed to hear the Company's motion for reconsideration. Prior to reconsidering its order, the district court dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution.

In February 1999 the parties to the Koch and Romei actions agreed to settle the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The settlement is divided into two parts, a monetary settlement and an equitable settlement. The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million. The final settlement amount will depend on the number of claims filed by class members, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court to plaintiffs' attorneys. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. For settlement purposes, the monetary settlement class consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Partnerships between May 23, 1989 and June 29, 1999. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not.

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Partnerships' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Partnerships' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Funds V, VI and VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Partnerships. Subject to final court approval, these proposed changes would be made as amendments to each Partnership's limited partnership agreement if less than 50% of the limited partners of each Partnership vote against such amendments. The limited partners will be provided the opportunity to vote against the amendments by following the instructions contained in solicitation statements that will be mailed to them after being filed with the Securities and Exchange Commission. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Partnership funds in the event, if ever, that certain performance thresholds have been met by the Partnerships. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on June 29, 1999 held any units in Funds V, VI, and VII, and their assigns and successors in interest.

The court preliminarily approved the monetary and equitable settlements in June 1999. The monetary settlement remains subject to certain conditions, including notice to the monetary class and final approval by the court following a final fairness hearing. The equitable settlement remains subject to certain conditions, including: (a) notice to the equitable class, (b) disapproval of the proposed amendments to the partnership agreements by less than 50% of the limited partners in one or more of Funds V, VI, and VII, and (c) judicial approval of the proposed amendments and final approval of the equitable settlement by the court following a final fairness hearing. No hearing date is currently scheduled for the final fairness hearing. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

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

The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is generally entitled to a 5% interest in the profits, losses and distributions of the Partnership. The General Partner is the sole holder of such interest. Special allocations of income are made to the General Partner equal to the deficit balance, if any, in the capital account of the General Partner. The General Partner's annual allocation of net income will generally be equal to the General Partner's cash distributions paid during the current year. The remaining interests in the profits, losses and distributions of the Partnership are owned, as of December 31, 1999, by the 9,266 holders of units in the Partnership.

There are several secondary markets that will facilitate sales and purchases of units. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, are generally viewed as inefficient vehicles for the sale of units. Presently, there is no public market for the units and none is likely to develop. To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the units will not be transferable without the consent of the General Partner, which may be withheld at its absolute discretion. The General Partner intends to monitor transfers of units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not an U.S. citizen or if the transfer would cause any portion of the units of a "Qualified Plan" as defined by the Employee Retirement Income Security Act of 1974 and Independent Retirement Accounts to exceed the limit allowable. The Partnership may redeem a certain number of units each year. As of December 31, 1999, the Partnership had repurchased a cumulative total of 121,580 units at a cost of $1.6 million. The General Partner does not intend to repurchase any additional units on behalf of the Partnership during 2000.

ITEM 6.  SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:



                                     TABLE 2

                        For the Years Ended December 31,
         (In thousands of dollars, except weighted-everage unit amounts)

                                                  1999           1998           1997           1996            1995
                                               -------------------------------------------------------------------------

  Operating results:
    Total revenues                             $  14,651      $  10,768      $  16,378      $  22,120       $  21,410
    Net gain (loss) on disposition of
      equipment                                    6,357           (464)        2,830           3,179             530
    Loss on revaluation of equipment                  --             --             --             --            (417 )
    Equity in net income (loss) of uncon-
      solidated special-purpose entities           2,224            348          2,952           (331)            --
    Net income (loss)                              6,408         (1,127)         2,098         (4,119)        (3,611 )

  At year-end:
    Total assets                               $  20,185      $  31,250      $  46,089      $  59,009       $  71,924
    Total liabilities                                843         14,683         24,862         34,100          35,449
    Notes payable                                     --         12,750         21,000         29,250          30,800

  Cash distribution                            $   3,633      $   3,533      $   5,780      $   7,271       $   6,443

  Cash distribution representing a
      return of capital to the limited
      partners                                 $       0      $   3,351      $   3,682      $   6,908       $   6,124

  Per weighted-average limited partnership unit:

  Net income (loss)                            $    0.72<F1>1 $   (0.15)<F1>1$    0.2<F1>1  $   (0.52)<F1>1 $   (0.45)<F1>1

  Cash distribution                            $    0.40      $    0.39      $    0.64      $    0.80       $    0.71

  Cash distribution representing a
      return of capital to the limited
      partners                                 $     N/A      $    0.39      $    0.43      $    0.80       $    0.71

<F1>
1 After reduction of income of $138 ($0.02 per weighted-average depositary unit) in 1999, $238 ($0.03 per weighted-average depositary unit) in 1998, $190 ($0.02 per weighted-average depositary unit) in 1997, $569 ($0.07 per weighted-average depositary unit)in 1996, and $500 ($0.06 per weighted-average depositary unit) in 1995, representing allocations to the General Partner (see Note 1 to the financial statements).

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

(B)  Results of Operations - Factors Affecting Performance

(1)  Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for the Partnership's equipment include, but are not limited to, supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 1999 primarily in its aircraft, trailer, marine container and railcars portfolios.

     (a) Aircraft: The Partnership owns a Boeing 737-200 Stage II aircraft that has been off-lease throughout 1998 and 1999. This aircraft is currently being marketed for sale.

     (b) Trailers: The Partnership's trailer portfolio operates in short-term rental facilities. The relatively short duration of most of the leases in these operations exposes the trailers to considerable re-leasing and repricing activity. During 1999, certain dry trailers were in the process of transitioning to a new PLM-affiliated short-term rental facility specializing in this type of trailer causing lease revenues for this group of trailers to decrease $0.1 million when compared to the same period of 1998. In addition, lease revenue decreased $0.4 million due to sales and dispositions during 1999 and 1998.

     (c) Marine containers: 221 Partnership marine containers came off lease during 1999 and are currently being marketed for sale. The Partnership's remaining marine container portfolio operates in utilization-based leasing pools and, as such, is exposed to considerable repricing activity. The Partnership's marine container contributions declined approximately $0.4 million from 1998 to 1999 due to the group of marine containers coming off lease during 1999, and decreased approximately $0.2 million due to equipment sales during 1998 and 1999.

     (d) Railcars: The Partnership's railcar contributions declined from 1998 to 1999, due to equipment sales during 1998 and 1999.

(2)  Equipment Liquidations and Nonperforming Lessees

Liquidation  of  Partnership   equipment  and   investments  in   unconsolidated
special-purpose entities (USPEs) represents a reduction in the size of the equipment portfolio, and will result in reduction of contributions to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the lease terms, can result not only in reductions in net contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession or legal fees. The Partnership experienced the following in 1999:

     (a) Liquidations: During 1999, the Partnership disposed of a marine vessel, aircraft, marine containers, railcars, trailers, and an interest in a USPE trust that owned a marine vessel for proceeds of $19.0 million. The Partnership used these proceeds to fund a required principal payment of $8.3 million and prepay the remaining $4.5 million of the notes payable.

     (b) Nonperforming lessees: In 1997, the Partnership repossessed one aircraft from a lessee that did not comply with the terms of the lease agreement. The Partnership incurred legal fees, repossession costs, and repair costs associated with this aircraft. In addition, the Partnership wrote off all outstanding receivables from this lessee. This aircraft remained off lease throughout 1998 and 1999 and is currently being marketed for sale.

(3)  Equipment Valuation

In accordance with Financial Accounting Standards Board statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's equipment portfolio at least quarterly, and whenever circumstances indicate that the carrying value of an asset may not be recoverable in relation to expected future market conditions, for the purpose of assessing the recoverability of the recorded amounts. If projected undiscounted future cash flows and fair value are lower than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the equipment carrying values were required for the years ended December 31, 1999, 1998, or 1997.

As of December 31, 1999, the General Partner estimated the current fair market value of the Partnership's equipment portfolio, including the Partnership's interest in equipment owned by a USPE, to be $25.0 million. This estimate is based on recent market transactions for equipment similar to the Partnership's equipment portfolio and the Partnership's interest in equipment owned by the USPE. Ultimate realization of fair market value by the Partnership may differ substantially from the estimate due to specific market conditions, technological obsolescence, and government regulations, among other factors that the General Partner cannot accurately predict.

(C)  Financial Condition -- Capital Resources, Liquidity, and Unit Redemption
Plan

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from the limited partners are permitted under the terms of the Partnership's limited partnership agreement. As of December 31, 1999, the Partnership had no outstanding indebtedness. The Partnership relies on operating cash flow and proceeds from sale of equipment to meet its operating obligations and make cash distributions to the limited partners.

For the year ended December 31, 1999, the Partnership generated $2.2 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total of $3.6 million in 1999) to the partners, but also used undistributed available cash from prior periods and proceeds from the sale of equipment of approximately $1.4 million.

During the year ended December 31, 1999, the Partnership sold or disposed of a marine vessel, aircraft, marine containers, railcars, and trailers for aggregate proceeds of $15.2 million. The Partnership also received liquidating proceeds of $3.8 million from the sale of its interest in an entity owning a marine vessel.

During the year ended December 31, 1999 the Partnership paid the third annual principal payment of $8.3 million of the outstanding notes payable and prepaid the remaining $4.5 million of notes payable.

Lessee deposits and reserve for repairs decreased $0.8 million during the year ended December 31, 1999 compared to the same period in 1998. Lessee prepaid deposits decreased $0.1 million due to fewer lessee's prepaying future lease revenue and marine vessel drydocking reserves decreased $0.3 million due to the drydocking of the Partnership's remaining marine vessel in 1999. This marine vessel was sold in December of 1999. In addition, aircraft engine repair reserves decreased $0.3 million due to the payment for repairs on an off-lease aircraft during 1999 and container repair reserve decreased $0.1 million due to the payment for repairs on certain marine containers.

The Partnership is in its active liquidation phase. As a result, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels may be reduced, significant asset sales may result in potential special distributions to the partners.

Pursuant to the terms of the limited partnership agreement, beginning January 1, 1993, if the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds during any calendar year, then the Partnership may redeem up to 2% of the outstanding units each year, subject to certain terms and conditions. The purchase price to be offered for such units is to be equal to 110% of the unrecovered principal attributed to the units. Unrecovered principal is defined as the excess of the capital contribution attributable to a unit over the distributions from any source paid with respect to that unit. The Partnership does not intend to repurchase any units in 2000.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

(D)  Results of Operations - Year-to-Year Detailed Comparison

(1) Comparison of Partnership's Operating Results for the Years Ended December 31, 1999 and 1998

(a)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1999, compared to the same period of 1998. Gains or losses from the sale of equipment and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are more indirect in nature, not a result of operations but more the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                                             For the Years Ended
                                                                                December 31,
                                                                            1999             1998
                                                                         ----------------------------
  Railcars                                                               $  2,448         $  2,607
  Aircraft                                                                  1,061            3,038
  Trailers                                                                    786            1,132
  Marine containers                                                           138              712
  Marine vessel                                                               (81)             623


Railcars: Railcar lease revenues and direct expenses were $3.1 million and $0.7 million, respectively, in 1999, compared to $3.5 million and $0.9 million, respectively, during 1998. The decrease in railcar contribution in 1999 was due to the sale or disposition of railcars in 1998 and 1999.

Aircraft: Aircraft lease revenues and direct expenses were $2.6 million and $1.5 million, respectively, for the year ended December 31, 1999, compared to $3.5 million and $0.4 million, respectively, during the same period of 1998. Lease revenue decreased in 1999, compared to the same period in 1998 due to the sale of aircraft in 1999. Direct expenses increased due to higher costs incurred for repairs on an off-lease aircraft in 1999, when compared to the same period in 1998.

Trailers: Trailer lease revenues and direct expenses were $1.1 million and $0.3 million, respectively, for the year ended December 31, 1999, compared to $1.6 million and $0.4 million, respectively, during the same period of 1998. During the year ended December 31, 1999, certain dry trailers were in the process of transitioning to a new PLM-affiliated short-term rental facility specializing in this type of trailer causing lease revenues for this group of trailers to decrease $0.1 million when compared to the same period of 1998. In addition, lease revenue decreased $0.4 million due to sales and dispositions of trailers during 1999 and 1998. Trailer repairs and maintenance decreased $0.1 million primarily due to required repairs during 1998 that were not needed during the same period of 1999.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $5,000, respectively, in 1999, compared to $0.7 million and $8,000, respectively, during 1998. Marine container contributions decreased $0.2 million due to the disposition of containers in 1998 and 1999. In addition, marine container contributions decreased $0.4 million due to a group of containers being off lease during 1999 which were on-lease for all of 1998.

Marine vessel: Marine vessel lease revenues and direct expenses were $1.1 million and $1.1 million, respectively, in 1999, compared to $1.7 million and $1.0 million, respectively, in 1998. Marine vessel contribution decreased in 1999, compared to 1998, due to the sale of the remaining marine vessel in the fourth quarter of 1999. Direct expenses increased in 1999 due to higher operating expenses compared to the same period in 1998.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $6.7 million for the year ended December 31, 1999, decreased from $9.3 million for the same period in 1998. The significant variances are explained as follows:

     (i) A $1.5 million decrease in depreciation and amortization expenses from 1998 levels resulted from an approximately $0.6 million decrease due to the sale of certain assets during 1999 and 1998 and an approximately $0.9 million decrease resulting from the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned.

     (ii)A $0.6 million decrease in interest expense was due to a decrease of $0.7 million resulting from lower average borrowings outstanding during 1999, compared to 1998. This decrease was offset by an increase in interest expense of $0.1 million as a result of the prepayment penalty. In the third quarter of 1999, the Partnership paid the regularly scheduled annual principal payment of $8.3 million of the outstanding debt. In addition, in December 1999 the Partnership prepaid the remaining principal balance of $4.5 million.

     (iii) A $0.3 million decrease in bad debt expenses in 1999 compared to 1998 was primarily due to the collection of $0.3 million from unpaid invoices in 1999 that had previously been reserved for as bad debts.

     (iv)A $0.1 million decrease in management fees to an affiliate that reflects the lower levels of lease revenues on owned equipment in 1999, when compared to 1998.

(c)  Net Gain (Loss) on Disposition of Owned Equipment

The net gain on disposition of equipment in 1999 totaled $6.4 million, which resulted from the sale of a marine vessel, aircraft, railcars, trailers and marine containers with an aggregate net book value of $8.8 million, for aggregate proceeds of $15.2 million. In 1998, the loss on disposition of equipment totaled $0.5 million, which resulted from the sale of trailers with a net book value of $1.4 million, for proceeds of $0.9 million. In addition, the Partnership sold or disposed of marine containers and railcars with an aggregate net book value of $0.6 million, for aggregate proceeds of $0.6 million.

(d)  Equity in Net Income of Unconsolidated Special Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                       For the Years Ended
                                                          December 31,
                                                       1999             1998
                                                    ----------------------------
  Marine vessels                                    $  1,754             (306)
  Aircraft                                               470              654
                                                    ----------------------------
    Equity in Net Income of USPEs                   $  2,224              348
                                                    ============================


Marine vessel: As of December 31, 1998, the Partnership had an interest in an entity owning a marine vessel. During the year ended December 31, 1999, lease revenues of $1.1 million and the gain from the sale of the Partnership's interest in an entity owning a marine vessel of $1.9 million sold in the fourth quarter of 1999 were offset by depreciation, direct and administrative expenses of $1.2 million. During the year ended December 31, 1998, revenues of $1.2 million were offset by depreciation, direct and administrative expenses of $1.5 million. Direct expenses decreased $0.1 million due to lower required scheduled drydock expenses in 1999 compared to 1998. In addition, direct expenses decreased $0.1 million due to certain repairs required in 1998 that were not necessary in 1999. Also, expenses decreased $0.1 million for the year ended December 31, 1999 compared to the same period in 1998, due to lower depreciation expense as a result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Aircraft: As of December 31, 1999 and 1998, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.6 million and $0.1, respectively, for the year ended December 31, 1999, compared to $0.6 million and $0, respectively, during the same period in 1998. The Partnership's share of expenses increased $0.1 million due to the increase in bad debt expense to reflect the General Partner's evaluation of the collectibility of receivables due from the aircraft's lessee.

(e)  Net Income (Loss)

As a result of the foregoing, the Partnership's net income was $6.4 million for the year ended December 31, 1999, compared to a net loss of $1.1 million during the same period of 1998. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the year ended December 31, 1999 is not necessarily indicative of future periods. In the year ended December 31, 1999, the Partnership distributed $3.5 million to the limited partners, or $0.40 per weighted-average limited partnership unit.

(2) Comparison of Partnership's Operating Results for the Years Ended December 31, 1998 and 1997

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

                                                                             For the Years Ended
                                                                                December 31,
                                                                            1998             1997
                                                                         ----------------------------
  Aircraft                                                               $  3,038         $   3,938
  Trailers                                                                  1,132            1,244
  Marine containers                                                           712              935
  Marine vessel                                                               623              445


Aircraft: Aircraft lease revenues and direct expenses were $3.5 million and $0.4 million, respectively, for the year ended December 31, 1998, compared to $4.2 million and $0.2 million, respectively, during the same period of 1997. Lease revenues decreased $0.9 million in 1998 due to an aircraft being off-lease for the entire year, when compared to 1997 when the aircraft was on lease for eight months. The decrease caused by this off-lease aircraft was offset, in part, by a $0.2 million increase in lease revenue due to the higher re-lease rate for another aircraft. Direct expenses increased due to repairs done in 1998, on two off-lease aircraft to meet airworthiness conditions prior to being sold.

Railcars: Railcar lease revenues and direct expenses were $3.5 million and $0.9 million, respectively, in 1998, compared to $3.6 million and $1.1 million, respectively, during 1997. The decrease was primarily due to lower re-lease rates for certain railcars, when compared to 1997. Direct expenses decreased due to running repairs required on certain railcars in the fleet during 1997, which were not needed during 1998.

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

Marine vessel: Marine vessel lease revenues and direct expenses were $1.7 million and $1.1 million, respectively, in 1998, compared to $2.0 million and $1.5 million, respectively, in 1997. Marine vessel contributions increased due to a $0.1 million loss-of-hire insurance refund received during the second quarter of 1998 from Transportation Equipment Indemnity Company Ltd. (TEI) due to lower claims from the insured Partnership and other insured affiliated partnerships. The decrease in marine vessel lease revenues of $0.2 million and direct expenses of $0.4 million was due to the sale of one of the Partnership's marine vessel in the first quarter of 1997. In addition, lease revenue decreased $0.1 million in 1998 due to lower re-lease rates for the remaining marine vessel as a result of a softer bulk carrier vessel market.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $9.3 million for the year ended December 31, 1998, decreased from $13.6 million for the same period in 1997. The significant variances are explained as follows:

     (i) A $1.5 million decrease in depreciation and amortization expenses from 1997 levels resulted from an approximately $0.3 million decrease due to the sale of certain assets during 1998 and 1997 and an approximately $1.2 million decrease resulting from the use of the double-declining balance depreciation method, which results in greater depreciation in the first years an asset is owned.

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

(e)  Equity in Net Income of Unconsolidated Special Purpose Entities (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                                             For the Years Ended
                                                                                December 31,
                                                                            1998             1997
                                                                         ----------------------------
  Aircraft                                                               $    654         $  3,924
  Marine vessels                                                             (306)            (972)
                                                                         --------------------------
    Equity in Net Income of USPEs                                        $    348         $  2,952
                                                                         ==========================

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

Marine vessel: As of December 31, 1998 and 1997, the Partnership had an interest in an entity owning a marine vessel. Marine vessel revenues and expenses were $1.2 million and $1.5 million, respectively, for the year ended December 31, 1998, compared to $1.1 million and $2.1 million, respectively, during the same period in 1997. Lease revenue increased in the year ended December 31, 1998 primarily due to the marine vessel being off-hire for 19 days in the year ended December 31, 1997 compared to 4 days in the same period of 1998. Depreciation
expense   decreased  $0.1  million  during  the  year  ended  1998  due  to  the double-declining balance method of depreciation, which results in greater depreciation in the first years an asset is owned. Direct expense decreased $0.5 million during the year ended 1998 due to lower required repairs and maintenance when compared to the same period of 1997.

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

(E)  Geographic Information

Certain of the Partnership's equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized generally through the avoidance of operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets, and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to
Note 6 to the audited financial statements for information on the revenues, net income (loss), and net book value of equipment in various geographic regions.

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

The Partnership's owned equipment on lease to United States (U.S.)-domiciled lessees consists of trailers, railcars, and aircraft. During 1999, U.S. lease revenues accounted for 40% of the total lease revenues from wholly and partially owned equipment, while net income accounted for $2.6 million of the Partnership's net income of $6.4 million. The Partnership sold aircraft, trailers and railcars in this region for an aggregate net gain of $1.6 million in 1999.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consists of railcars and aircraft. During 1999, Canadian lease revenues accounted for 25% of the total lease revenues from wholly and partially owned equipment, while net income accounted for $1.1 million of the Partnership's net income of $6.4 million.

The Partnership's owned equipment on lease to South Asia-domiciled lessees accounted for none of the 1999 lease revenues from wholly and partially owned equipment while equipment in this region resulted in a loss of $0.5 million. The equipment was off-lease in 1999.

The Partnership's owned equipment on lease to South American-domiciled lessee consisted of an aircraft. During 1999, South American lease revenues accounted for 9% of the total lease revenues from wholly and partially owned equipment, while net income accounted for $3.0 million of the Partnership's net income of $6.4 million. The Partnership sold the aircraft operated in South America for a net gain of $2.5 million in 1999.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to lessees in the rest of the world consisted of marine containers and a marine vessel. During 1999, lease revenues for these lessees accounted for 25% of the total lease revenues from wholly and partially owned equipment, while the net income in this region accounted for $1.1 million of the Partnership's net income of $6.4 million. The Partnership sold its remaining marine vessel, its interest in an entity owning a marine vessel in a USPE and marine containers in this region for an aggregate net gain of $2.2 million in 1999.

(F) Effects of Year 2000

As of March 17, 2000, the Partnership has not experienced any material Year 2000
(Y2K) issues with either its internally developed software or purchased software. In addition, to date the Partnership has not been impacted by any Y2K problems that may have impacted our customers and suppliers. The General Partner continues to monitor its systems for any potential Y2K issues.

(G)  Inflation

Inflation had no significant impact on the Partnership's operations during 1999, 1998, or 1997.

(H)  Forward-Looking Information

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

(I)  Outlook for the Future

The Partnership is in its active liquidation phase. The General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner anticipates that the liquidation of Partnership assets will be completed by the end of the year 2000.

Several factors may affect the Partnership's operating performance in the year 2000, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership's equipment and its investment in a USPE will cause a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in the year 2000 include:

1. One of the Partnership's aircraft has been off-lease for approximately three years. This Stage II aircraft required extensive repairs and maintenance and the Partnership has had difficulty selling the aircraft. This aircraft will remain off-lease until it is sold.

2. Demand for the Partnership's refrigerated marine containers has been weak, as they are older containers. Additionally, these containers have experienced a roof delimination problem which has limited their re-lease opportunities. These marine containers are currently off lease and the General Partner plans to dispose of these containers.

3. Railcar loading in North America have continued to be high, however a softening in the market is expected in 2000, which may lead to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

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

The Partnership intends to use cash flow from operations and proceeds from disposition of equipment to satisfy its operating requirements, maintain working capital reserves, and pay cash distributions to the investors.

(1)  Repricing Risk

Certain of the Partnership's aircraft, marine containers, railcars and trailers will be remarketed in 2000 as existing leases expire, exposing the Partnership to some repricing risk/opportunity. Additionally, the Partnership entered its liquidation phase on January 1, 1999 and has commenced an orderly liquidation of the Partnership's assets. In either case, the General Partner intends to sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance.

(2)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with any accuracy and preclude the General Partner from determining the impact of such changes on Partnership operations, or sale of equipment. Under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership plans on selling the Stage II aircraft during 2000 in countries that do not require this regulation. Furthermore, the Federal Railroad Administration has mandated that effective July 1, 2000, all jacketed and non-jacketed tank railcars must be re-qualified to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test.

(3) Distributions

During the active liquidation phase, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations, and make distributions to the partners. Although the General Partner intends to maintain a sustainable level of distributions prior to final liquidation of the Partnership, actual Partnership performance and other considerations may require adjustments to then-existing distribution levels. In the long term, changing market conditions and used equipment values preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During 1999, 60% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S.
dollar denominated lease payment.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International and of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name                                     Age     Position
---------------------------------------- ------- ------------------------------------------------------------------

Robert N. Tidball                        61      Chairman of the Board, Director, President, and Chief Executive
                                                 Officer, PLM International, Inc.;
                                                 Director, PLM Financial Services, Inc.;
                                                 Vice President, PLM Railcar Management Services, Inc.;
                                                 President, PLM Worldwide Management Services Ltd.

Randall L.-W. Caudill                    52      Director, PLM International, Inc.

Douglas P. Goodrich                      53      Director and Senior Vice President, PLM International, Inc.;
                                                 Director and President, PLM Financial Services, Inc.; President,
                                                 PLM Transportation Equipment Corporation; President, PLM Railcar
                                                 Management Services, Inc.

Warren G. Lichtenstein                   34      Director, PLM International, Inc.

Howard M. Lorber                         51      Director, PLM International, Inc.

Harold R. Somerset                       64      Director, PLM International, Inc.

Robert L. Witt                           59      Director, PLM International, Inc.

Robin L. Austin                          53      Vice President, Human Resources, PLM International, Inc. and PLM
                                                 Financial Services, Inc.

Stephen M. Bess                          53      President, PLM Investment Management, Inc.; Vice President and
                                                 Director, PLM Financial Services, Inc.

Richard K Brock                          37      Vice President and Chief Financial Officer, PLM International,
                                                 Inc. and PLM Financial Services, Inc.

Susan C. Santo                           37      Vice President, Secretary, and General Counsel, PLM
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

Richard K Brock was appointed Vice President and Chief Financial Officer of PLM International and PLM Financial Services, Inc. in January 2000, after having served as Acting CFO since June 1999. Mr. Brock served as Corporate Controller of PLM International and PLM Financial Services, Inc. beginning in June 1997, as Director of Planning and General Accounting beginning in February 1994, and as an accounting manager beginning in September 1991. Mr. Brock was a division controller of Learning Tree International, a technical education company, from February 1988 through July 1991.

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

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership has no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)      Security Ownership of Certain Beneficial Owners

         The General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership subject to certain allocations of income. As of December 31, 1999, no investor was known by the General Partner to beneficially own more than 5% of the limited partnership units.

     (B) Security Ownership of Management

         Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates own any limited partnership units of the Partnership as of December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transactions with Management and Others

         During 1999, management fees to IMI were $0.5 million. The Partnership reimbursed FSI and its affiliates $0.5 million for administrative and data processing services performed on behalf of the Partnership in 1999.

         During 1999, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees, $0.1 million, and administrative and data processing services, $11,000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1.   Financial Statements

              The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

     (B) Financial Statement Schedules

              Schedule II  Valuation Accounts

              All other financial statement schedules have been omitted, as the required information is not pertinent to the registrant or is not material, or because the information required is included in the financial statements and notes thereto.

     (C) Reports on Form 8-K

              None.

     (D) Exhibits

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



Date:  March 17, 2000                 PLM EQUIPMENT GROWTH FUND IV
                                      PARTNERSHIP

                                      By:   PLM Financial Services, Inc.
                                            General Partner


                                      By:   /s/ Douglas P. Goodrich
                                            Douglas P. Goodrich
                                            President and Director


                                      By:   /s/ Richard K Brock
                                            Richard K Brock
                                            Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                        Capacity                        Date


*
Robert N. Tidball         Director, FSI                 March 17, 2000


*
Douglas P. Goodrich       Director, FSI                 March 17, 2000


*
Stephen M. Bess           Director, FSI                 March 17, 2000

*Susan Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



/s/ Susan C. Santo
Susan C. Santo
Attorney-in-Fact

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          INDEX TO FINANCIAL STATEMENTS


                                  (Item 14(a))


                                                                    Page

Independent auditors' report                                         26

Balance sheets as of December 31, 1999 and 1998                      27

Statements of operations for the years ended
     December 31, 1999, 1998, and 1997                               28

Statements of changes in partners' capital for the years
     ended December 31, 1999, 1998, and 1997                         29

Statements of cash flows for the years ended
     December 31, 1999, 1998, and 1997                               30

Notes to financial statements                                     31-42

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

As described in Note 1 to the financial statements, PLM Equipment Growth Fund IV, in accordance with the limited partnership agreement, entered its liquidation phase on January 1, 1999 and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2009, unless terminated earlier upon sale of all equipment or by certain other events. The General Partner anticipates that the liquidation of Partnership assets will be completed by the end of the year 2000.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund IV as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



/s/KPMG LLP
SAN FRANCISCO, CALIFORNIA
March 17, 2000

                                         PLM EQUIPMENT GROWTH FUND IV
                                           (A Limited Partnership)
                                                BALANCE SHEETS
                                                 December 31,
                                (in thousands of dollars, except unit amounts)



                                                                             1999                1998
                                                                         ---------------------------------
  ASSETS

  Equipment held for operating leases, at cost                           $   45,468         $     82,278
  Less accumulated depreciation                                             (34,920)             (58,674)
                                                                         ---------------------------------
      Net equipment                                                          10,548               23,604

  Cash and Cash Equivalents                                                   5,587                  778
  Restricted cash                                                               147                  147
  Accounts receivable, less allowance for doubtful
      accounts of $2,843 in 1999 and $3,126 in 1998                             440                  874
  Investments in unconsolidated special-purpose entities                      3,415                5,739
  Debt placement fees to affiliate, less accumulated
      amortization of $321 in 1998                                               --                   58
  Prepaid expenses and other assets                                              48                   50
                                                                         ---------------------------------

        Total assets                                                     $   20,185         $     31,250
                                                                         =================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities
  Accounts payable and accrued expenses                                  $      292         $        563
  Due to affiliates                                                             211                  244
  Lessee deposits and reserve for repairs                                       340                1,126
  Notes payable                                                                  --               12,750
                                                                         ---------------------------------
    Total liabilities                                                           843               14,683

  Partners' capital
  Limited partners (8,628,420 limited partnership units
      as of December 31, 1999 and 1998)                                      19,342               16,567
  General Partner                                                                --                   --
                                                                         ---------------------------------
    Total partners' capital                                                  19,342               16,567
                                                                         ---------------------------------

        Total liabilities and partners' capital                          $   20,185         $     31,250
                                                                         =================================
















                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
         (In Thousands of Dollars Except Weighted-average Unit Amounts)


                                                                            1999            1998           1997
                                                                         -------------------------------------------
  REVENUES

  Lease revenue                                                          $   8,054     $    10,981      $  12,684
  Interest and other income                                                    240             251            864
  Net gain (loss) on disposition of equipment                                6,357            (464)         2,830
                                                                         -------------------------------------------
    Total revenues                                                          14,651          10,768         16,378

  Expenses

  Depreciation and amortization                                              4,291           5,802          7,268
  Repairs and maintenance                                                    2,838           1,905          2,219
  Equipment operating expenses                                                 797             805            795
  Insurance expense to affiliate                                                --             (88)            70
  Other insurance expenses                                                     102             285            566
  Management fees to affiliate                                                 475             622            649
  Interest expense                                                           1,016           1,652          2,450
  General and administrative expenses to affiliates                            530             584            519
  Other general and administrative expenses                                    691             667          1,669
  (Recovery of) provision for bad debts                                       (273)              9          1,027
                                                                           -------------------------------------------
        Total expenses                                                      10,467          12,243         17,232

  Equity in net income of unconsolidated
      special-purpose entities                                               2,224             348          2,952
                                                                         -------------------------------------------

        Net income (loss)                                                $   6,408     $    (1,127)    $    2,098
                                                                         ===========================================

  Partners' share of net income (loss)

  Limited partners                                                       $   6,226     $    (1,309)     $   1,803
  General Partner                                                              182             182            295
                                                                         -------------------------------------------

        Total                                                            $   6,408     $    (1,127)     $   2,098
                                                                         ===========================================

  Net income (loss) per weighted-average limited partnership unit        $    0.72     $     (0.15)     $    0.21
                                                                         ===========================================

  Cash distribution                                                      $   3,633     $     3,533      $   5,780
                                                                         ===========================================

  Cash distribution per weighted-average limited partnership unit        $    0.40     $      0.39      $    0.64
                                                                         ===========================================












                 See accompanying notes to financia statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                            (in thousands of dollars)



                                                         Limited            General
                                                         Partners           Partner            Total
                                                       -------------------------------------------------

    Partners' capital as of December 31, 1996          $   24,909          $    --          $  24,909

  Net income                                                1,803              295              2,098

  Cash distribution                                        (5,485)            (295)            (5,780)
                                                       ------------------------------------------------
    Partners' capital as of December 31, 1997              21,227               --             21,227

  Net income (loss)                                        (1,309)             182             (1,127)

  Cash distribution                                        (3,351)            (182)            (3,533)
                                                       ------------------------------------------------

    Partners' capital as of December 31, 1998              16,567               --             16,567

  Net income                                                6,226              182              6,408

  Cash distribution                                        (3,451)            (182)            (3,633)
                                                       ------------------------------------------------
    Partners' capital as of December 31, 1999          $   19,342          $    --          $  19,342
                                                       =================================================




























                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                            (in thousands of dollars)



                                                                             1999            1998           1997
                                                                         --------------------------------------------
  OPERATING ACTIVITIES
  Net income (loss)                                                      $    6,408      $   (1,127 )    $   2,098
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                             4,291           5,802          7,268
    Net (gain) loss on disposition of equipment                              (6,357)            464         (2,830)
    Equity in net income of unconsolidated special-
      purpose entities                                                       (2,224)           (348)        (2,952)
    Changes in operating assets and liabilities:
      Restricted cash                                                            --             100            305
      Accounts and notes receivable, net                                        458             127            523
      Prepaid expenses and other assets                                           2               8             82
      Due from affiliates                                                        --              --            357
      Accounts payable and accrued expenses                                    (271)           (534)            70
      Due to affiliates                                                         (33)            (12)           (48)
      Lessee deposits and reserve for repairs                                  (786)         (1,383)           (19)
                                                                         ------------------------------------------
        Net cash provided by operating activities                             1,488           3,097          4,854
                                                                         --------------------------------------------

  Investing activities
  Purchase of equipment and capital repairs                                      (9)             --           (621)
  Proceeds from disposition of equipment                                     15,165           1,449          8,493
  Distribution from liquidation of unconsolidated
      special-purpose entities                                                3,807           3,470          1,736
  Distribution from unconsolidated special-purpose entities                     741             895          1,076
                                                                         --------------------------------------------
        Net cash provided by investing activities                            19,704           5,814         10,684
                                                                         ---------------------------------------------

  Financing activities
  Repayment of notes payable                                                (12,750)         (8,250)        (8,250)
  Cash distribution paid to limited partners                                 (3,451)         (3,351)        (5,485)
  Cash distribution paid to General Partner                                    (182            (182)          (295)
                                                                         -------------------------------------------
        Net cash used in financing activities                               (16,383)        (11,783)       (14,030)
                                                                         --------------------------------------------

  Net increase (decrease)  in cash and cash equivalents                       4,809          (2,872)         1,508

  Cash and cash equivalents at beginning of year                                778           3,650          2,142
                                                                         --------------------------------------------

  Cash and cash equivalents at end of year                               $    5,587      $      778      $   3,650
                                                                         ============================================

  Supplemental information
  Interest paid                                                          $    1,016      $    1,652      $   2,450
                                                                         ============================================











                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

     The Partnership will terminate on December 31, 2009, unless terminated earlier upon sale of all equipment or by certain other events. On January 1, 1999, the General Partner began the liquidation phase of the Partnership with the intent to commence an orderly liquidation of the Partnership assets. During the liquidation phase, the Partnership's assets will continue to be recorded at the lower of carrying amount or fair value less cost to sell. The General Partner anticipates that the liquidation of Partnership assets will be completed by the end of the year 2000.

     FSI manages the affairs of the Partnership. The cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner (see Net Income (Loss) and Distribution per Limited Partnership Unit, below). Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The General Partner is also entitled to a subordinated incentive fee equal to 7.5% of surplus distributions, as defined in the limited partnership agreement, remaining after the limited partners have received a certain minimum rate of return on, and a return of, their invested capital.

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

     DEPRECIATION AND AMORTIZATION

     Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for most other types of equipment. The depreciation method changes to straight-line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees have been capitalized as part of the cost of the equipment. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment. Lease negotiation fees were

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1.   BASIS OF PRESENTATION (CONTINUED)

     DEPRECIATION AND AMORTIZATION (CONTINUED)

     amortized over the initial equipment lease term. Debt placement fees and issuance costs were amortized over the term of the related loan (see Note
     7).

     TRANSPORTATION EQUIPMENT

     In accordance with the Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's equipment at least quarterly, and whenever
     circumstances   indicate  the  carrying  value  of  an  asset  may  not  be recoverable in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected undiscounted future cash flows and fair value are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the equipment carrying values were required for the years ended December 31, 1999, 1998, or 1997.

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

     REPAIRS AND MAINTENANCE

     Repair and maintenance costs related to marine vessels, railcars, and trailers are usually the obligation of the Partnership. Maintenance costs of most of the other equipment are the obligation of the lessee. If they are not covered by the lessee, they are generally charged against operations as incurred. Estimated costs associated with marine vessel drydockings are accrued and charged to income ratably over the period prior to such drydocking. The reserve accounts for these repairs are included in the balance sheet as lessee deposits and reserve for repairs.

     NET INCOME (LOSS) AND DISTRIBUTION PER LIMITED PARTNERSHIP UNIT

     Cash Distributions are allocated 95% to the limited partners and 5% to the General Partner. Special allocations of income are made to the General Partner equal to the deficit balance, if any, in the capital account of the General Partner. Cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income. The limited partners' net income
     (loss) is allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership.

     Cash distributions are recorded when paid. Monthly unitholders receive a distribution check 15 days after the close of the previous month's business and quarterly unitholders receive a distribution check 45 days after the close of the quarter.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1.   BASIS OF PRESENTATION  (CONTINUED)

     NET INCOME (LOSS) AND DISTRIBUTION PER LIMITED PARTNERSHIP UNIT (CONTINUED)

     Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $0, $3.4 million, and $3.7 million in 1999, 1998, and 1997, respectively, were deemed to be a return of capital.

     Cash distributions of $0.9 million, $0.9 million, and $0.8 million for 1999, 1998, and 1997, respectively, relating to the fourth quarter of that year, were paid during the first quarter of 2000, 1999, or 1998, respectively. In addition, the Partnership made a special distribution of $4.5 million during February 2000.

     NET INCOME (LOSS) PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

     Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the years ended December 31, 1999, 1998 and 1997 was 8,628,420.

     CASH AND CASH EQUIVALENTS

     The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash and cash equivalents approximates fair market value due to the short-term nature of the investments.

     COMPREHENSIVE INCOME

     The Partnership's net income (loss) is equal to comprehensive income for the years ended December 31, 1999, 1998, and 1997.

     RESTRICTED CASH

     As of December 31, 1999 and 1998, restricted cash represented lessee security deposits held by the Partnership.

2.   GENERAL PARTNER AND TRANSACTIONS WITH AFFILIATES

     An officer of PLM Securities Corp., a wholly-owned subsidiary of the General Partner, contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (a) the fees that would be charged by an independent third party for similar services for similar equipment or (b) the sum of (i) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (ii) 2% of the gross lease revenues attributable to equipment that is subject to full payout net leases, and (iii) 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services relating to the continued and active operation of program equipment, such as on-going marketing and re-leasing of equipment, hiring or arranging for the hiring of crew or operating personnel for equipment, and similar services. Partnership management fees of $0.1 million was payable as of December 31, 1999 and 1998. The Partnership's proportional share of the USPE management fees of $25,000 and $9,000 were payable as of December 31, 1999 and 1998, respectively. The Partnership's proportional share of USPE management fees was $0.1 million during 1999, 1998, and 1997. The Partnership reimbursed FSI and its affiliates $0.5 million, $0.6 million, and $0.5 million during 1999, 1998, and 1997, respectively, for data processing expenses and administrative services performed on behalf of the Partnership. The Partnership's proportional

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

2.   GENERAL PARTNER AND TRANSACTIONS WITH AFFILIATES (CONTINUED)

     share of USPE administrative and data processing expenses was $11,000, $18,000 and $35,000 during 1999, 1998 and 1997, respectively.

     The Partnership paid $2,000 and $0.1 million in 1998 and 1997, respectively, to Transportation Equipment Indemnity Company Ltd. (TEI), an affiliate of the General Partner, which provides marine insurance coverage and other insurance brokerage services. The Partnership's proportional share of USPE marine insurance coverage paid to TEI was $17,000 and $0.1 million during 1998 and 1997, respectively. A substantial portion of this amount was paid to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated programs and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. Also, during 1998, the Partnership and the USPEs received a $0.1 million loss-of-hire insurance refund from TEI due to lower claims from the insured Partnership and other insured affiliated programs. In 1999, TEI did not provide insurance coverage to the Partnership. These services were provided by an unaffiliated third party. PLM International liquidated TEI in the first quarter of 2000.

     As of December 31, 1999, approximately 98% of the of the Partnership's trailer equipment was in rental facilities operated by PLM Rental, Inc., an affiliate of the General Partner, doing business as PLM Trailer Leasing. Rents are reported as revenue in accordance with Financial Accounting Standards Board Statement No. 13 "Accounting for Leases". Direct expenses associated with the equipment are charged directly to the Partnership. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

     The Partnership had an interest in certain equipment in conjunction with affiliated programs during 1999, 1998 and 1997 (see Note 4).

     The balance due to affiliates as of December 31, 1999 and 1998 includes $0.1 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated USPEs.

3.   Equipment

     The components of owned equipment as of December 31, are as follows (in thousands of dollars):

Equipment held for operating leases                         1999                1998
                                                        ----------------------------------

Aircraft                                                $   20,440         $     42,734
Railcars                                                    13,454               14,752
Marine containers                                            8,073               11,012
Trailers                                                     3,501                4,061
Marine vessels                                                  --                9,719
                                                        ----------------------------------
                                                            45,468               82,278
Less accumulated depreciation                              (34,920)             (58,674)
                                                        --------------------------------
    Net equipment                                       $   10,548         $     23,604
                                                        ==================================


     Revenues are earned under operating leases. A portion of the Partnership's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

3.   EQUIPMENT (CONTINUED)

     As of December 31, 1999, all owned equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for one commercial aircraft, 221 marine containers, and seven railcars with a net book value of $2.1 million. As of December 31, 1998, all owned equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two commercial aircraft, 46 marine containers, and five railcars with a net book value of $4.6 million

     During 1999, the Partnership sold or disposed of a marine vessel, marine containers, railcars, aircraft and trailers, with an aggregate net book value of $8.8 million, for proceeds of $15.2 million. During 1998, the Partnership sold or disposed of marine containers, railcars, and trailers, with an aggregate net book value of $2.0 million, for proceeds of $1.5 million.

     All owned equipment on lease is being accounted for as operating leases. Future minimum rentals receivable under noncancelable operating leases, as of December 31, 1999, for owned equipment during each of the next five years, are approximately $3.0 million in 2000, $1.9 million in 2001, $1.3 million in 2002, $1.0 million in 2003, $0.4 million in 2004, and $7,000 thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in revenue amounted to approximately $1.2 million, $2.2 million, and $2.3 million in 1999, 1998, and 1997, respectively.

4.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) as of December 31, (in thousands of dollars):

                                                                                  1999           1998
                                                                               ---------------------------

       35% interest in two Stage II commercial aircraft on a direct
           finance lease                                                       $   3,548      $   3,880
       50% interest in an entity owning a bulk carrier                              (133)         1,859
                                                                               -------------------------
           Net investments                                                     $   3,415      $   5,739
                                                                               ==========================


     As of December 31, 1999 and 1998, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

     During 1999, the General Partner sold the Partnership's 50% interest in an entity owning a marine vessel. The Partnership's interest in this entity was sold for proceeds of $3.8 million for its net investment of $1.9 million.

     The following summarizes the financial information for the special-purpose entities and the Partnership's interests therein as of and for the years ended December 31, (in thousands of dollars):

                             1999                        1998                         1997
                           ---------                   ----------                   ----------
                                    Net                          Net                          Net
                      Total      Interest of       Total      Interest of      Total       Interest of
                      USPEs      Partnership       USPEs      Partnership      USPEs       Partnership
                      -------------------------    -------------------------------------------------------

Net investments    $    9,489    $    3,415   $  14,339      $    5,739    $    32,310   $       9,756
Lease revenues          2,106         1,053       4,066           1,233          7,995           1,961
Net income              4,881         2,224       9,921             348          6,819           2,952


                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

5.   OPERATING SEGMENTS

     The Partnership operates or operated in five primary operating segments: aircraft leasing, marine container leasing, marine vessel leasing, trailer leasing, and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

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

     The following tables present a summary of the operating segments (in thousands of dollars):

                                                     Marine      Marine
                                          Aircraft  Container    Vessel   Trailer    Railcar  All
    For the Year Ended December 31, 1999  Leasing    Leasing    Leasing   Leasing    Leasing  Other<F1>1   Total
    ------------------------------------  -------    -------    -------   -------    -------   ----         -----

    REVENUES
      Lease revenue                        $ 2,590   $    143   $  1,067  $  1,122   $  3,132  $     --   $  8,054
      Interest income and other                 37         --         --        --         26       177        240
      Gain (loss) on disposition of          6,312        167        167      (159)      (130)       --      6,357
      equipment
                                          -------------------------------------------------------------------------
        Total revenues                       8,939        310      1,234       963      3,028       177     14,651

    COSTS AND EXPENSES
      Operations support                     1,529          5      1,148       336        684        35      3,737
      Depreciation and amortization          2,409        565        296       326        636        59      4,291
      Interest expense                          --         --         --        --         --     1,016      1,016
      Management fee                           104          7         53        89        222        --        475
      General and administrative expenses      253          7         88       282        113       478      1,221
      (Recovery of) provision for bad         (278)        --         --         1          4        --       (273)
      debts
                                          -------------------------------------------------------------------------
        Total costs and expenses             4,017        584      1,585     1,034      1,659     1,588     10,467
                                          -------------------------------------------------------------------------
    Equity in net income of USPEs              470         --      1,754        --         --        --      2,224
                                          -------------------------------------------------------------------------
                                          =========================================================================
    Net income (loss)                      $ 5,392   $   (274)  $  1,403  $    (71)  $  1,369  $ (1,411)  $  6,408
                                          =========================================================================

    As of December 31, 1999
    Total assets (liabilities)             $ 6,873   $  1,202   $   (133) $  1,682   $  4,781  $  5,780   $ 20,185
                                          =========================================================================

<F1>
1 Includes costs not identifiable to a particular segment such as interest expenses, and amortization expense, and certain interest income and other, operations support expenses and general and administrative expenses. /

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

5.   OPERATING SEGMENTS (CONTINUED)


                                                     Marine      Marine
                                          Aircraft  Container    Vessel   Trailer    Railcar   All
    For the Year Ended December 31, 1998  Leasing    Leasing    Leasing   Leasing    Leasing   Other<F1>1   Total
    ------------------------------------  -------    -------    -------   -------    -------   ----         -----

    REVENUES
      Lease revenue                        $ 3,484   $    720   $  1,666  $  1,578   $  3,533  $     --   $ 10,981
      Interest income and other                 15         --         --        --         21       215        251
      Gain (loss) on disposition of             (2)        77         --      (530)        (9)       --       (464)
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                       3,497        797      1,666     1,048      3,545       215     10,768

    COSTS AND EXPENSES
      Operations support                       446          8      1,043       446        926        38      2,907
      Depreciation and amortization          3,314        699        383       498        846        62      5,802
      Interest expense                           6         --         --        --         --     1,646      1,652
      Management fee                           156         36         83        96        251        --        622
      General and administrative expenses      336         20         26       368        139       362      1,251
      (Recovery of) provision for bad          (95)        --         --       154        (50)       --          9
    debts
                                          -------------------------------------------------------------------------
        Total costs and expenses             4,163        763      1,535     1,562      2,112     2,108     12,243
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       654         --       (306)       --         --        --        348
                                          -------------------------------------------------------------------------
                                          =========================================================================
    Net income (loss)                      $   (12)  $     34   $   (175) $   (514)  $  1,433  $ (1,893)  $ (1,127)
                                          =========================================================================

    As of December 31, 1998
    Total assets                           $ 15,434  $  2,169   $  3,727  $  2,035   $  5,978  $  1,907   $ 31,250
                                          =========================================================================

                                                     Marine      Marine
                                          Aircraft  Container    Vessel   Trailer    Railcar   All
    For the Year Ended December 31, 1997  Leasing    Leasing    Leasing   Leasing    Leasing   Other<F1>1   Total
    ------------------------------------  -------    -------    -------   -------    -------   ----         -----

    REVENUES
      Lease Revenue                        $ 4,154   $    948   $  1,978  $  1,980   $  3,624  $     --   $ 12,684
      Interest income and other                 13          8        574        --          4       265        864
      Gain (loss) on disposition of            559        (86 )    2,337        17          3        --      2,830
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                       4,726        870      4,889     1,997      3,631       265     16,378

    COSTS AND EXPENSES
      Operations support                       216         13      1,533       736      1,097        55      3,650
      Depreciation and amortization          3,993        850        455       812      1,057       101      7,268
      Interest expense                          --         --         --        --         --     2,450      2,450
      Management fee                           126         45         99       126        253        --        649
      General and administrative expenses      972         25         84       286        116       705      2,188
      Provision for bad debts                  855         55         --        94         23        --      1,027
                                          -------------------------------------------------------------------------
        Total costs and expenses             6,162        988      2,171     2,054      2,546     3,311     17,232
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs     3,924         --       (972)       --         --        --      2,952
                                          -------------------------------------------------------------------------
                                          =========================================================================
    Net income (loss)                      $ 2,488   $   (118 ) $  1,746  $    (57 ) $  1,085  $ (3,046 ) $  2,098
                                          =========================================================================

    As of December 31, 1997
    Total assets                           $ 22,360  $  3,362   $  4,515  $  3,968   $  6,857  $  5,027   $ 46,089
                                          =========================================================================

<F1>
1 Includes costs not identifiable to a particular segment such as interest expenses, and amortization expense, and certain interest income and other, operations support expenses and general and administrative expenses. /

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

6.   GEOGRAPHIC INFORMATION

     The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

     The Partnership leases or leased its aircraft, mobile offshore drilling unit, railcars, and trailers to lessees domiciled in five geographic regions: the United States, Canada, South Asia, South America, and Mexico. Marine vessels and marine containers are leased to multiple lessees in different regions that operate the marine vessels and marine containers worldwide.

     The table below sets forth lease revenues by geographic region for the Partnership's owned equipment and investments in USPEs, grouped by domicile of the lessee as of and for the years ended December 31 (in thousands of dollars):

             Region                        Owned Equipment                         Investments in USPEs
                                ---------------------------------------    -------------------------------------
                                   1999          1998         1997            1999         1998        1997
                                ---------------------------------------    -------------------------------------

   United States                $   3,683    $    4,516    $   5,369        $     --    $      --   $      --
   Canada                           2,298         2,698        2,339              --           --         846
   South Asia                          --            --          850              --           --          --
   South America                      863         1,380        1,200              --           --          --
   Rest of the world                1,210         2,387        2,926           1,053        1,233       1,115
                                =======================================    =====================================
       Lease revenues           $   8,054    $   10,981    $  12,684        $  1,053    $   1,233   $   1,961
                                =======================================    =====================================


     The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31 (in thousands of dollars):

           Region                            Owned Equipment                     Investments in USPEs
                                        -------------------------------------- -------------------------------------
                                           1999         1998         1997         1999          1998        1997
                                        -------------------------------------- -------------------------------------

   United States                       $  2,584     $     847    $   1,131    $       --     $     --    $     --
   Canada                                 1,129           622           14            --           84       3,305
   South Asia                              (502)       (2,021)      (2,034)           --           --          --
   South America                          3,009           805          532            --           --          --
   Mexico                                    --            --           --           470          570         618
   Rest of the world                       (625)          164        2,594         1,754         (306)       (971)
                                        ------------------------------------   ------------------------------------
     Regional net income                  5,595           417        2,237         2,224          348       2,952
   Administrative and other              (1,411)       (1,892)      (3,091)           --           --          --
                                       ====================================== =====================================
     Net income (loss)                 $  4,184     $  (1,475)    $    (854)    $  2,224     $    348    $  2,952
                                       ====================================== =====================================


                                              PLM EQUIPMENT GROWTH FUND IV
                                                (A Limited Partnership)
                                             NOTES TO FINANCIAL STATEMENTS
                                                   December 31, 1999

6.   Geographic Information (continued)

     The net book value of these assets as of December 31, are as follows (in thousands of dollars):

             Region                     Owned Equipment                      Investments in USP
                                ---------------------------------      ---------------------------------
                                   1999        1998       1997           1999        1998        1997
                                ---------------------------------      --------------------------------

   United States                 $  3,401  $    6,550  $  12,848     $     --   $      --   $      --
   Canada                           4,799       5,728      6,580           --          --       3,484
   South Asia                       1,202       4,519      2,989           --          --          --
   South America                       --       2,770      3,275           --          --          --
   Mexico                              --          --          -        3,548       3,880       4,008
   Rest of the world                1,146       4,037      5,613         (133)      1,859       2,264
                                ---------------------------------     --------------------------------
                                =================================     =================================
       Net book value            $ 10,548  $   23,604  $  31,305      $ 3,415   $   5,739   $   9,756
                                =================================     =================================


7.   NOTES PAYABLE

     On July 1, 1990, the Partnership entered into an agreement to issue notes totaling $33.0 million to two institutional investors.

     The Partnership had a scheduled loan payment of $8.3 million due on July 1, 1999. On this date, the Partnership paid $4.0 million of the $8.3 million scheduled principal payment. The Partnership amended the Note Agreement to delay the date of the remaining $4.3 million principal payment on its notes payable from July 1, 1999 to August 1, 1999. The amendment increased the interest rate on the deferred principal payment of $4.3 million from 9.75% per annum to 11.75% per annum. On July 30, 1999, the Partnership further amended the note agreement to delay the scheduled remaining principal payment of $4.3 million from August 1, 1999 to September 1, 1999. The Partnership paid $1.0 million of the remaining $4.3 million principal payment in August of 1999, and paid the remaining balance of $3.3 million in September of 1999. In December of 1999, the Partnership used sales proceeds to prepay the remaining principal payment of $4.5 million. In addition, the Partnership paid $0.1 million in prepayment penalty interest. Under the Note Agreement, if the Partnership elects to make an optional prepayment of the outstanding notes payable, the Partnership is required to pay additional interest.

     The notes were fully paid on December 30, 1999. The notes accrued interest at a rate equal to 9.75% per annum. Interest on the notes was payable monthly.

8.   CONCENTRATIONS OF CREDIT RISK

     No single lessee accounted for more than 10% of the consolidated revenues for the year ended December 31, 1999, 1998 and 1997. In 1999, however, the Partnership sold three aircraft and a marine vessel that the Partnership owned an interest in. The following is a list of the buyers and the percentage of the gain from the sale of the total consolidated revenues:
     Aircraft Lease Finance IV, Inc. (14%), Fuerza Aerea Del Peru (11%), Triton Aviation Services (10%) and Lisa Navigation Company LLC (10%). In 1997, Noblesse Maritime Limited purchased a marine vessel from the Partnership and the gain from the sale accounted for 10% of total consolidated revenues from wholly and partially owned equipment.

     As of December 31, 1999 and 1998, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

9.   INCOME TAXES

     The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

     As of December 31, 1999, the federal income tax basis was higher than the financial statement carrying values of certain assets and liabilities by $20.0 million, primarily due to differences in depreciation methods and equipment reserves and the tax treatment of underwriting commissions and syndication costs.

10.  CONTINGENCIES

     PLM International (the Company) and various of its wholly-owned subsidiaries are named as defendants in a lawsuit filed as a purported class action in January 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII) (the Funds), each a California limited partnership for which the Company's wholly-owned subsidiary, FSI, acts as the general partner. The complaint asserts causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, and conspiracy. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

     In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court) based on the court's diversity jurisdiction. In December 1997, the court granted defendants motion to compel arbitration of the named plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Partnership. Plaintiffs appealed this decision, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

     In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in the Partnerships. The complaint alleges the same facts and the same causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices and violations of state securities law. In July 1997, defendants filed a petition (the petition) in federal district court under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims. In October 1997, the district court denied the Company's petition, but in November 1997, agreed to hear the Company's motion for reconsideration. Prior to reconsidering its order, the district court dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

10.  CONTINGENCIES (CONTINUED)

     In February 1999 the parties to the Koch and Romei actions agreed to settle the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The settlement is divided into two parts, a monetary settlement and an equitable settlement. The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million. The final settlement amount will depend on the number of claims filed by class members, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court to plaintiffs' attorneys. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. For settlement purposes, the monetary settlement class consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Partnerships between May 23, 1989 and June 29, 1999. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not.

     The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Partnerships' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Partnerships' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease
     negotiation   fees)  that  FSI  is  entitled  to  earn  in  excess  of  the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Funds V, VI and VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit; and
     (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Partnerships. Subject to final court approval, these proposed changes would be made as amendments to each Partnership's limited partnership agreement if less than 50% of the limited partners of each Partnership vote against such amendments. The limited partners will be provided the opportunity to vote against the amendments by following the instructions contained in solicitation statements that will be mailed to them after being filed with the Securities and Exchange Commission. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Partnership funds in the event, if ever, that certain performance thresholds have been met by the Partnerships. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on June 29, 1999 held any units in Funds V, VI, and VII, and their assigns and successors in interest.

     The court preliminarily approved the monetary and equitable settlements in June 1999. The monetary settlement remains subject to certain conditions, including notice to the monetary class and final approval by the court following a final fairness hearing. The equitable settlement remains subject to certain conditions, including: (a) notice to the equitable class, (b) disapproval of the proposed amendments to the partnership agreements by less than 50% of the limited partners in one or more of Funds V, VI, and VII, and (c) judicial approval of the proposed amendments and final approval of the equitable settlement by the court following a final fairness hearing. No hearing date is currently scheduled for the final fairness hearing. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

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

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

10.  CONTINGENCIES (CONTINUED)

     The Partnership is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

11.  LIQUIDATION AND SPECIAL DISTRIBUTIONS

     On January 1, 1999, the General Partner began the liquidation phase of the Partnership with the intent to commence an orderly liquidation of the Partnership assets. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

     No special distibutions were paid in 1999, 1998 and 1997. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of certain damaged equipment, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

                                                                     SCHEDULE II


                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                        VALUATION AND QUALIFYING ACCOUNTS

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997
                            (in thousands of dollars)


                                                                  Additions
                                             Balance at          Charged to                          Balance at
                                            Beginning of          Cost and                            Close of
                                                Year               Expense           Deductions         Year
                                           ----------------    ----------------     --------------  -------------

  Year Ended December 31, 1999
       Allowance for Doubtful Accounts     $      3,126       $            5        $      (288 )   $    2,843
                                           ======================================================================

  Year Ended December 31, 1998
       Allowance for Doubtful Accounts     $      3,332       $            9        $      (215 )   $    3,126
                                           ======================================================================

  Year Ended December 31, 1997
       Allowance for Doubtful Accounts     $      2,329       $        1,027        $       (24 )   $    3,332
                                           ======================================================================

                                           PLM EQUIPMENT GROWTH FUND IV

                                                 INDEX OF EXHIBITS



  Exhibit                                                          Page

    4.     Limited Partnership Agreement of Registrant               *

   10.1    Management Agreement between Registrant and               *
           PLM Investment Management, Inc.

   10.2    Note Agreement, dated as of July 1, 1990,
           regarding $33.0 million in 9.75% senior notes
           due July 1, 2000                                          *

   23.1    Independent Auditors' Report                             45

   24.     Powers of Attorney                                    46 - 48












------------------------
* Incorporated by reference.  See page 23 of this report.