Form 10-Q
period 2000-03-31
PLM EQUIPMENT GROWTH FUND IV
filed 2000-05-09
CIK 847517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q



 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED MARCH 31, 2000

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                                      March 31,         December 31,
                                                                                        2000                1999
                                                                                   ------------------------------------
   ASSETS

   Equipment held for operating leases, at cost                                     $     44,040       $     45,468
   Less accumulated depreciation                                                         (34,285)           (34,920)
                                                                                   ------------------------------------
       Net equipment                                                                       9,755             10,548


   Cash and cash equivalents                                                               1,550              5,587
   Restricted cash                                                                           147                147
   Accounts receivable, less allowance for doubtful
         accounts of $2,856 in 2000 and $2,843 in 1999                                       235                440
   Investments in unconsolidated special-purpose entities                                  3,409              3,415
   Prepaid expenses and other assets                                                          33                 48
                                                                                   ------------------------------------

        Total assets                                                                $     15,129       $     20,185
                                                                                   ====================================

   LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:
   Accounts payable and accrued expenses                                            $        200       $        292
   Due to affiliates                                                                         196                211
   Lessee deposits and reserve for repairs                                                   322                340
                                                                                   ------------------------------------
       Total liabilities                                                                     718                843
                                                                                   ------------------------------------

   Partners' capital:
   Limited partners (8,628,420 limited partnership units
         as of March 31, 2000 and December 31, 1999)                                      14,411             19,342
   General Partner                                                                            --                 --
                                                                                   ------------------------------------
       Total partners' capital                                                            14,411             19,342
                                                                                   ------------------------------------

         Total liabilities and partners' capital                                    $     15,129       $     20,185
                                                                                   ====================================















                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)



                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            2000            1999
                                                                         ----------------------------
  REVENUES

  Lease revenue                                                          $   1,192      $    2,462
  Interest and other income                                                     62              21
  Net gain (loss) on disposition of equipment                                   59            (195)
                                                                         ----------------------------
    Total revenues                                                           1,313           2,288

  EXPENSES

  Depreciation and amortization                                                589           1,228
  Repairs and maintenance                                                      249           1,102
  Equipment operating expenses                                                  48             223
  Management fees to affiliate                                                  78             139
  Interest expense                                                              --             311
  General and administrative expenses
      to affiliates                                                            119             143
  Other general and administrative expenses                                    121             155
  Recovery of bad debt expense                                                (112)             (2)
                                                                         ----------------------------
        Total expenses                                                       1,092           3,299

  Equity in net income of unconsolidated special-
      purpose entities                                                         297              20
                                                                         ----------------------------

        Net income (loss)                                                $     518       $    (991)
                                                                         ============================

  PARTNERS' SHARE OF NET INCOME (LOSS)

  Limited partners                                                       $     246       $  (1,036)
  General Partner                                                              272              45
                                                                         ----------------------------

        Total                                                            $     518       $    (991)
                                                                         ============================


  Net income (loss) per weighted-average limited partnership unit        $    0.03       $   (0.12)
                                                                         ============================

  Cash distribution                                                      $     908       $     908
  Special cash distribution                                                  4,541              --
                                                                         ---------------------------
  Total distribution                                                     $   5,449             908
                                                                         ============================

  Per weighted-average depositary unit:
  Cash distribution                                                      $    0.10       $    0.10
  Special cash distribution                                                   0.50              --
                                                                         ----------------------------
  Total distribution                                                     $    0.60       $    0.10
                                                                         ============================




                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE PERIOD FROM DECEMBER 31, 1998 TO MARCH 31,2000
                            (in thousands of dollars)




                                                                                  Limited             General
                                                                                  Partners            Partner              Total
                                                                                ---------------------------------------------------

           Partners' capital as of December 31, 1998                             $ 16,567            $   --             $  16,567

         Net income                                                                 6,226               182                 6,408

         Cash distribution                                                         (3,451)             (182)               (3,633)
                                                                                --------------------------------------------------

           Partners' capital as of December 31, 1999                               19,342                --                19,342

         Net income                                                                   246               272                   518

         Cash distribution                                                           (863)              (45)                 (908)

         Special cash distribution                                                 (4,314)             (227)               (4,541)
                                                                                --------------------------------------------------

           Partner's capital as of March 31, 2000                                $ 14,411            $    -             $  14,411
                                                                                ==================================================





























                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                                            For the Three Months
                                                                               Ended March 31,
                                                                             2000            1999
                                                                         ----------------------------
  OPERATING ACTIVITIES
  Net income (loss)                                                      $      518      $     (991)
  Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating activities:
    Depreciation and amortization                                               589           1,228
    Net (gain) loss on disposition of equipment                                 (59)            195
    Equity in net income of unconsolidated special-purpose
      entities                                                                 (297)            (20)
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                  205              92
      Prepaid expenses and other assets                                          15             (49)
      Accounts payable and accrued expenses                                     (92)           (268)
      Due to affiliates                                                         (15)             (7)
      Lessee deposits and reserve for repairs                                   (18)             16
                                                                         ---------------------------
        Net cash provided by operating activities                               846             196
                                                                         ----------------------------

  INVESTING ACTIVITIES
  Payments for capitalized improvements                                          (3)             --
  Proceeds from disposition of equipment                                        266             637
  Distribution from unconsolidated special-purpose entities                     303             110
                                                                         ----------------------------
        Net cash provided by investing activities                               566             747
                                                                         ----------------------------

  FINANCING ACTIVITIES
  Cash distribution paid to limited partners                                   (863)           (863)
  Cash distribution paid to General Partner                                     (45)            (45)
  Special cash distribution paid to limited partners                         (4,314)             --
  Special cash distribution paid to General Partner                            (227)             --
                                                                         ----------------------------
        Net cash used in financing activities                                (5,449)           (908)
                                                                         ----------------------------

  Net (decrease) increase in cash and cash equivalents                       (4,037)            35

  Cash and cash equivalents at beginning of year                              5,587             778
                                                                         ----------------------------

  Cash and cash equivalents at end of period                             $    1,550      $      813
                                                                         ============================

  SUPPLEMENTAL INFORMATION
  Interest paid                                                          $       --      $      311
                                                                         ============================











                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000

1.   OPINION OF MANAGEMENT

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund IV (the Partnership) as of March 31, 2000 and December 31, 1999, the statements of operations for the three months ended March 31, 2000 and 1999, the statements of cash flows for the three months ended March 31, 2000 and 1999, and the statements of changes in partners' capital for the period from December 31, 1998 to March 31, 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, on file with the Securities and Exchange Commission.

2.   SCHEDULE OF PARTNERSHIP PHASES

     The Partnership, in accordance with its limited partnership agreement, entered its liquidation phase on January 1, 1999, and has commenced an orderly liquidation of the Partnership's assets. The Partnership will terminate on December 31, 2009, unless terminated earlier upon the sale of all equipment or by certain other events. The General Partner may no longer reinvest cash flows and surplus funds in equipment. All future cash flows and surplus funds, if any, are to be used for distributions to partners, except to the extent used to maintain reasonable reserves. During the liquidation phase, the Partnership's assets will continue to be recorded at the lower of the carrying amount or fair value less cost to sell. The General Partner anticipates that the liquidation of Partnership assets will be completed by the end of the year 2000.

3.   RECLASSIFICATION

     Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

4.   CASH DISTRIBUTIONS

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended March 31, 2000 and 1999, cash distributions totaled $0.9 million. In addition, a $4.5 million special distribution was paid to the partners during the three months ended March 31, 2000, from the proceeds realized on the sale of equipment and liquidating distibutions from unconsolidated special purpose entities (USPEs). No special distributions were paid in the three months ended March 31, 1999. Cash distributions to the limited partners of $4.9 million and $0.9 million, respectively, for the three months ended March 31, 2000 and 1999, were deemed to be a return of capital.

     Cash distributions related to the results from the first quarter of 2000, of $0.9 million, will be paid during the second quarter of 2000.

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

     The balance due to affiliates as of March 31, 2000 includes $49,000 due to FSI and its affiliate for management fees and $0.1 million due to affiliated USPEs. The balance due to affiliates as of December 31, 1999 includes $0.1 million due to FSI and its affiliate for management fees and $0.1 million due to affiliated USPEs. The Partnership's proportional share of management fees with

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

     USPE's of $26,000 and $25,000 were payable as of March 31, 2000 and December 31, 1999, respectively.

     The Partnership's proportional share of the expenses incurred by the USPEs during 2000 and 1999 is listed in the following table (in thousands of dollars):

                                                        For the Three Months
                                                           Ended March 31,
                                                        2000           1999
                                                     --------------------------

    Management fees                                  $       4      $     16
    Data processing and administrative
       expenses                                              5             3
    Insurance expense                                       --             3

     Transportation Equipment Indemnity Company, Ltd., an affiliate of the General Partner was liquidated in the first quarter of 2000, and will no longer provide certain marine insurance coverage. These services are provided by an unaffiliated third party.

6.   EQUIPMENT

     The components of owned equipment were as follows (in thousands of dollars):

                                                          March 31,             December 31,
                                                             2000                   1999
                                                       ----------------------------------------

  Aircraft                                               $   20,440             $   20,440
  Railcars                                                   13,436                 13,454
  Marine containers                                           6,698                  8,073
  Trailers                                                    3,466                  3,501
                                                       ---------------------------------------
                                                             44,040                 45,468
  Less accumulated depreciation                             (34,285)               (34,920)
                                                       ----------------------------------------
       Net equipment                                     $    9,755             $   10,548
                                                       ========================================


     As of March 31, 2000, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for one commercial aircraft, eight railcars, and 186 marine containers, with an aggregate net book value of $1.7 million. As of December 31, 1999, all owned equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for one commercial aircraft, 221 marine containers, and seven railcars with a net book value of $2.1 million.

     During the three months ended March 31, 2000, the Partnership sold or disposed of marine containers, railcars and trailers with an aggregate net book value of $0.2 million, for aggregate proceeds of $0.3 million.

     During the three months ended March 31, 1999, the Partnership sold or disposed of marine containers, railcars, and trailers with an aggregate net book value of $0.9 million, for aggregate proceeds of $0.7 million.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000


7.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     The net investments in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                              March 31,        December 31,
                                                                                2000               1999
                                                                           ------------------------------------

       35% interest in two Stage II commercial aircraft on a direct
               finance lease                                                 $   3,447          $  3,548
       50% interest in an entity that owned a bulk-carrier                         (38)             (133)
                                                                           ---------------------------------
            Net investments                                                  $   3,409          $  3,415
                                                                           =================================


8.   OPERATING SEGMENTS

     The Partnership operates or operated in five different segments: aircraft leasing, railcar leasing, marine container leasing, marine vessel leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                                                 Marine     Marine
                                          Aircraft   Railcar    Container   Vessel   Trailer    All
    For the quarter ended March 31, 2000  Leasing    Leasing    Leasing    Leasing   Leasing    Other<F1>1   Total
    ------------------------------------  -------    -------    -------    -------   -------    ----         -----
    REVENUES
      Lease revenue                        $   196   $    770   $     15  $     --   $    211  $     --   $  1,192
      Interest income and other                  1         --         --        --         --        61         62
      Gain (loss) on disposition of             --         (2)        66        --         (5)       --         59
        equipment
                                          -------------------------------------------------------------------------
        Total revenues                         197        768         81        --        206        61      1,313

    COSTS AND EXPENSES
      Operations support                        23        193          2        --         43        36        297
      Depreciation                             335        114         77        --         63        --        589
      Management fees to affiliates              4         53          1        --         20        --         78
      General and administrative expenses       30         32         --        --         61       117        240
      Provision for (recovery of) bad           --         18         --        --       (130)       --       (112)
    debts
                                          -------------------------------------------------------------------------
        Total costs and expenses               392        410         80        --         57       153      1,092
                                          -------------------------------------------------------------------------
    Equity in net income of USPEs              189         --         --       108         --        --        297
                                          -------------------------------------------------------------------------
    Net income (loss)                      $    (6)  $    358   $      1  $    108   $    149  $    (92)  $    518
                                          =========================================================================


    Total assets as of March 31, 2000      $ 6,426   $  4,577   $    921  $    (38)  $  1,513  $  1,730   $ 15,129
                                          =========================================================================

-------------------------
<F1>
1 Includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

8.   OPERATING SEGMENTS (CONTINUED)

                                                                 Marine     Marine
                                          Aircraft   Railcar    Container   Vessel   Trailer    All
    For the quarter ended March 31, 1999  Leasing    Leasing    Leasing    Leasing   Leasing    Other<F1>1   Total
    ------------------------------------  -------    -------    -------    -------   -------    ----         -----

    REVENUES
      Lease revenue                        $   871   $    847   $    105  $    352   $    287  $     --   $  2,462
      Interest income and other                  2         --         --        --         --        19         21
      Gain (loss) on disposition of             --       (163)        21        --        (53)       --       (195)
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                         873        684        126       352        234        19      2,288

    Costs and expenses
      Operations support                       663        211          1       364         77         9      1,325
      Depreciation and amortization            731        171        154        81         82         9      1,228
      Interest expense                          --         --         --        --         --       311        311
      Management fees to affiliates             38         60          5        17         19        --        139
      General and administrative expenses       65         26          2         6         72       127        298
      (Recovery of) provision for bad           --         (6)        --        --          4        --         (2)
    debts
                                          -------------------------------------------------------------------------
        Total costs and expenses             1,497        462        162       468        254       456      3,299
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       137         --         --      (117)        --        --         20
                                          -------------------------------------------------------------------------
    Net income (loss)                      $  (487)  $    222   $    (36) $   (233)  $    (20) $   (437)  $   (991)
                                          =========================================================================


    Total assets as of March 31, 1999      $ 14,705  $  5,159   $  2,104  $  3,976   $  1,849  $  1,299   $ 29,092
                                          =========================================================================


-------------------------
<F1>
1 Includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.


9.   NET LOSS PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

     Net loss per weighted-average Partnership unit was computed by dividing net loss attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three months ended March 31, 2000 and 1999 was 8,628,420.

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

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

10.  CONTINGENCIES (CONTINUED)

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

     The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Partnerships' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Partnerships' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease
     negotiation   fees)  that  FSI  is  entitled  to  earn  in  excess  of  the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Funds V, VI and VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit; and
     (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Partnerships. Subject to final court approval, these proposed changes would be made as amendments to each Partnership's limited partnership agreement if less than 50% of the limited partners of each Partnership vote against such amendments. The limited partners will be provided the opportunity to vote against the amendments by following the instructions contained in solicitation statements that will be mailed to them after being filed with the Securities and Exchange Commission. The equitable settlement also provides for payment of additional attorneys' fees to the

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

10.  CONTINGENCIES (CONTINUED)

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

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

11.  LIQUIDATION AND SPECIAL DISTRIBUTIONS (CONTINUED)

     In the first quarter of 2000, the General Partner paid special distributions of $0.50 per weighted-average depositary unit. No special distibutions were paid in the first quarter of 1999. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of certain damaged equipment, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.







                     (This space intentionally left blank.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

COMPARISON OF THE PLM EQUIPMENT GROWTH FUND IV'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, and equipment operating expenses) on owned equipment decreased during the first quarter of 2000 compared to the same period of 1999. Gains or losses from the sale of equipment, and interest and other income and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                       For the Three Months
                                          Ended March 31,
                                      2000             1999
                                    ----------------------------
  Railcars                         $    577       $      636
  Aircraft                              173              208
  Trailers                              168              210
  Marine containers                      13              104
  Marine vessel                          --              (12)

Railcars: Railcar lease revenues and direct expenses were $0.8 million and $0.2 million, respectively, for the first quarter of 2000 and 1999. The decrease in railcar contribution in the first quarter of 2000 was due to the sale or disposition of railcars in 1999 and 2000.

Aircraft: Aircraft lease revenues and direct expenses were $0.2 million and $23,000, respectively, for the first quarter of 2000, compared to $0.9 million and $0.7 million, respectively, during the same period of 1999. Lease revenue decreased in the first quarter of 2000, compared to the same period in 1999 due to the sale of aircraft in 1999. Direct expenses decreased due to costs incurred for repairs on the off-lease aircraft in 1999, which were not required in the first quarter of 2000.

Trailers: Trailer lease revenues and direct expenses were $0.2 million and $43,000, respectively for the first quarter of 2000, compared to $0.3 million and $0.1 million, respectively, during the same period of 1999. The decrease in trailer contribution in the first quarter of 2000 was due to the sale or disposition of trailers in 2000 and 1999.

Marine containers: Marine container lease revenues and direct expenses were $15,000 and $2,000, respectively, for the first quarter of 2000, compared to $0.1 million and $1,000, respectively, during the same period of 1999. Marine container contributions decreased due to the disposition of containers in 2000 and 1999.

Marine vessel: Marine vessel lease revenues and direct expenses were $0.4 million and $0.4 million, respectively, for the first quarter of 1999. The Partnership's remaining wholly-owned marine vessel was sold in the fourth quarter of 1999.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.8 million for the first quarter of 2000 decreased from $2.0 million for the same period in 1999. Significant variances are explained as follows:

     (1) A $0.6 million decrease in depreciation and amortization expenses from 1999 levels resulted from a $0.4 million decrease due to the sale of certain assets during 2000 and 1999 and a $0.2 million decrease resulting from the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned.

     (2) A $0.3 million decrease in interest expense was due to the repayment of the Partnership's outstanding debt in 1999.

     (3) A $0.1 million decrease in management fees to an affiliate resulted from the lower levels of lease revenues on owned equipment in the first quarter of 2000, when compared to the same period in 1999.

     (4) A $0.1 million decrease in administrative expenses from 1999 levels due
to  reduced  office  expenses  and   professional   services   required  by  the
Partnership, resulting primarily from the reduced equipment portfolio.

     (5) The $0.1 million increase in the recovery of bad debt expenses was due to the collection of $0.1 million from unpaid invoices in the first quarter of 2000 that had previously been reserved for as bad debts. A similar recovery did not occur in 1999.

(C)  Net Gain (Loss) on Disposition of Owned Equipment

The net gain on disposition of equipment for the first quarter of 2000 totaled $0.1 million, which resulted from the sale or disposal of marine containers, railcars and trailers in the first quarter of 2000 with an aggregate net book value of $0.2 million, for aggregate proceeds of $0.3 million. For the same quarter in 1999, net loss on disposition of equipment totaled $0.2 million, which resulted from the sale of railcars with a net book value of $0.7 million, for proceeds of $0.5 million. In addition, the Partnership sold or disposed of marine containers and trailers in the first quarter of 1999 with an aggregate net book value of $0.2 million, for aggregate proceeds of $0.2 million.

(D)      Equity in Net Income of Unconsolidated Special-Purpose Entities (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                  For the Three Months
                                                      Ended March 31,
                                                   2000             1999
                                              ----------------------------
  Aircraft                                     $    189          $    137
  Marine vessel                                     108              (117)
                                               ===========================
        Equity in net income of USPEs          $    297          $     20
                                               ===========================

Aircraft: As of March 31, 2000 and 1999, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.1 million and $(0.1) million, respectively, for the first quarter of 2000, compared to $0.2 million and $15,000, respectively, during the same period in 1999. Revenues decreased due to lower investment in finance lease received in the first quarter of 2000 when compared to the same period in 1999. Expenses decreased due to the collection of $0.1 million from unpaid invoices in the first quarter of 2000 that had previously been reserved for as bad debts. A similar recovery did not occur in 1999.

Marine vessel: As of March 31, 1999, the Partnership owned an interest in an entity which owned a marine vessel. Marine vessel revenues and expenses were $0.1 million and $0, respectively, for the first quarter of 2000, compared to $0.2 million and $0.3 million, respectively, during the same period in 1999. Revenues decreased $0.2 million in the first quarter of 2000 due to the sale of marine vessel in the fourth quarter of 1999. This decrease was offset by an increase in revenue due to the receipt of $0.1 million for an insurance claim in the first quarter of 2000. Expenses decreased as a result of the sale of the marine vessel.

(E)  Net Income (Loss)

As a result of the foregoing, the Partnership's net income was $0.5 million for the first quarter of 2000, compared to net loss of $1.0 million during the same period of 1999. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the quarter ended March 31, 2000 is not necessarily indicative of future periods. In the first quarter of 2000, the Partnership distributed $5.4 million to the limited partners, or $0.60 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the quarter ended March 31, 2000, the Partnership generated $1.1 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations, but used undistributed available cash from prior periods and proceeds from equipment sales and liquidating distibutions from USPEs of approximately $4.3 million to make the distributions (total of $5.4 million in the first quarter of 2000) to the partners.

During the three months ended March 31, 2000, the Partnership sold or disposed of marine containers, railcars and trailers with an aggregate net book value of $0.2 million, for aggregate proceeds of $0.3 million.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause the Partnership to require any additional capital to that mentioned above.

The Partnership is in its active liquidation phase. As a result, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels may be reduced, significant asset sales may result in potential special distributions to the partners.

The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio that is actively being marketed for sale by the General Partner continues to be carried at the lower of depreciated cost or fair value less cost of disposal. Although the General Partner estimates that there will be distributions to the partners after final disposal of assets and settlement of liabilities, the amounts cannot be accurately determined prior to actual disposal of the equipment.

(III) EFFECTS OF YEAR 2000

To date, the Partnership has not experienced any material Year 2000 (Y2K) issues with either its internally developed software or purchased software. In addition, to date the Partnership has not been impacted by any Y2K problems that may have impacted our customers and suppliers. The General Partner continues to monitor its systems for any potential Y2K issues.

(IV)  OUTLOOK FOR THE FUTURE

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

Several factors may affect the Partnership's operating performance in 2000 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

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

2. The cost of new marine containers has been at historic lows for the past several years which has caused downward pressure on per diem lease rates. Recently, the cost of marine containers have started to increase which, if this trend continues, should translate into rising per diem lease rates. However, some of the Partnership's refrigerated marine containers have experienced a roof delimination problem which has limited their re-lease opportunities. These marine containers are currently off lease and the General Partner plans to dispose of these containers.

3. Railcar loadings in North America have continued to be high, however a softening in the market is expected which may lead to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

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

(V)   FORWARD-LOOKING INFORMATION

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the first quarter of 2000, 64% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.)
currency. If these lessees currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payments.

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

                                      PLM EQUIPMENT GROWTH FUND IV
                                      By:    PLM Financial Services, Inc.
                                             General Partner



Date: May 8, 2000                     By:     /s/ Richard K Brock
                                              ----------------------
                                              Richard K Brock
                                              Chief Financial Officer