Form 10-Q
period 2000-06-30
PLM EQUIPMENT GROWTH FUND IV
filed 2000-08-07
CIK 847517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL QUARTER ENDED JUNE 30, 2000

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                                      June 30,          December 31,
                                                                                        2000                1999
                                                                                   ------------------------------------
   ASSETS
   Equipment held for operating leases, at cost                                     $     43,435       $     45,468
   Less accumulated depreciation                                                         (34,382)           (34,920)
                                                                                   ------------------------------------
       Net equipment                                                                       9,053             10,548

   Cash and cash equivalents                                                               1,514              5,587
   Restricted cash                                                                           247                147
   Accounts receivable, less allowance for doubtful
         accounts of $2,825 in 2000 and $2,843 in 1999                                       280                440
   Investments in unconsolidated special-purpose entities                                  3,325              3,415
   Prepaid expenses and other assets                                                          19                 48
                                                                                   ------------------------------------

        Total assets                                                                $     14,438       $     20,185
                                                                                   ====================================

   LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:
   Accounts payable and accrued expenses                                            $        143       $        292
   Due to affiliates                                                                         187                211
   Lessee deposits and reserve for repairs                                                   417                340
                                                                                   ------------------------------------
       Total liabilities                                                                     747                843
                                                                                   ------------------------------------

   Partners' capital:
   Limited partners (8,628,420 limited partnership units
         as of June 30, 2000 and December 31, 1999)                                       13,691             19,342
   General Partner                                                                            --                 --
                                                                                   ------------------------------------
       Total partners' capital                                                            13,691             19,342
                                                                                   ------------------------------------

         Total liabilities and partners' capital                                    $     14,438       $     20,185
                                                                                   ====================================









                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)

                                                                 For the Three Months           For the Six Months Ended
                                                                    Ended June 30,                      June 30,
                                                                   2000        1999                 2000         1999
                                                               -----------------------------------------------------------
  REVENUES

  Lease revenue                                                 $  1,174     $  2,056            $   2,366    $   4,518
  Interest and other income                                           24           44                   86           65
  Net gain on disposition of equipment                                40        2,202                   99        2,007
                                                                ----------------------------------------------------------
      Total revenues                                               1,238        4,302                2,551        6,590
                                                                ----------------------------------------------------------

  EXPENSES

  Depreciation and amortization                                      611        1,124                1,200        2,352
  Repairs and maintenance                                            319        1,057                  568        2,159
  Equipment operating expenses                                        23          220                   71          443
  Management fees to affiliate                                        69          115                  147          254
  Interest expense                                                    --          311                   --          622
  General and administrative expenses
        to affiliates                                                 97          122                  216          265
  Other general and administrative expenses                          156          204                  277          359
  Provision for (recovery of) bad debt expense                       (34)          26                 (146)          24
                                                                ----------------------------------------------------------
      Total expenses                                               1,241        3,179                2,333        6,478
                                                                ----------------------------------------------------------

  Equity in net income (loss) of unconsolidated special-
        purpose entities                                             169          (34)                 466          (14)
                                                                ----------------------------------------------------------

  Net income                                                    $    166     $  1,089            $     684    $      98
                                                                ==========================================================

  PARTNERS' SHARE OF NET INCOME

  Limited partners                                              $    121     $  1,043            $     367    $       7
  General Partner                                                     45           46                  317           91
                                                                ----------------------------------------------------------

  Total                                                         $    166     $  1,089            $     684    $      98
                                                                ==========================================================

  Limited partners' net income per weighted-average
        partnership unit                                        $   0.01     $   0.12            $    0.04    $    0.00
                                                                ==========================================================

  Cash distribution                                                  886          909                1,794        1,817
  Special cash distribution                                           --           --                4,541           --
                                                                ---------------------------------------------------------
  Total distribution                                            $    886     $    909            $   6,335    $   1,817
                                                                ==========================================================

  Per weighted-average partnership unit:
  Cash distribution                                                 0.10         0.10                 0.20         0.20
  Special cash distribution                                           --           --                 0.50           --
                                                                ----------------------------------------------------------
   Total distribution per weighted-average partnership unit     $   0.10     $   0.10            $    0.70    $    0.20
                                                                ==========================================================




                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE PERIOD FROM DECEMBER 31, 1998 TO JUNE 30, 2000
                            (in thousands of dollars)




                                                                                  Limited             General
                                                                                  Partners            Partner              Total
                                                                                 ---------------------------------------------------

           Partners' capital as of December 31, 1998                             $ 16,567            $   --             $  16,567

         Net income                                                                 6,226               182                 6,408

         Cash distribution                                                         (3,451)             (182)               (3,633)
                                                                                 --------------------------------------------------

           Partners' capital as of December 31, 1999                               19,342                --                19,342

         Net income                                                                   367               317                   684

         Cash distribution                                                         (1,704)              (90)               (1,794)

         Special cash distribution                                                 (4,314)             (227)               (4,541)
                                                                                 --------------------------------------------------

           Partner's capital as of June 30, 2000                                 $ 13,691            $   --             $  13,691
                                                                                 ==================================================












                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                             For the Six Months
                                                                               ended June 30,
                                                                             2000            1999
                                                                         ----------------------------
  OPERATING ACTIVITIES
  Net income                                                             $      684      $       98
  Adjustments to reconcile net income
      to net cash provided by (used in) operating activities:
    Depreciation and amortization                                             1,200           2,352
    Net gain on disposition of equipment                                        (99)         (2,007)
    Equity in net (income) loss of unconsolidated special-purpose
      entities                                                                 (466)             14
    Changes in operating assets and liabilities:
      Restricted cash                                                          (100)             --
      Accounts receivable, net                                                  160             308
      Prepaid expenses and other assets                                          29            (113)
      Accounts payable and accrued expenses                                    (149)           (166)
      Due to affiliates                                                         (24)            (16
      Lessee deposits and reserve for repairs                                    77            (153)
                                                                         ----------------------------
        Net cash provided by operating activities                             1,312             317
                                                                         ----------------------------

  Investing activities
  Payments for capitalized improvements                                          (7)             --
  Proceeds from disposition of equipment                                        401           5,301
  Distribution from unconsolidated special-purpose entities                     556             193
                                                                         ----------------------------
        Net cash provided by investing activities                               950           5,494
                                                                         ----------------------------

  Financing activities
  Cash distribution paid to limited partners                                 (1,704)         (1,726)
  Cash distribution paid to General Partner                                     (90)            (91)
  Special cash distribution paid to limited partners                         (4,314)             --
  Special cash distribution paid to General Partner                            (227)             --
                                                                         ----------------------------
        Net cash used in financing activities                                (6,335)         (1,817)
                                                                         ----------------------------

  Net (decrease) increase in cash and cash equivalents                       (4,073)          3,994

  Cash and cash equivalents at beginning of year                              5,587             778
                                                                         ----------------------------

  Cash and cash equivalents at end of period                             $    1,514      $    4,772
                                                                         ============================
  Supplemental information
  Interest paid                                                          $       --      $      622
                                                                         ============================






                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

1.   OPINION OF MANAGEMENT

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund IV (the Partnership) as of June 30, 2000 and December 31, 1999, the statements of income for the three and six months ended June 30, 2000 and 1999, the statements of changes in partners' capital for the period from December 31, 1998 to June 30, 2000, and the statements of cash flows for the six months ended June 30, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, on file with the Securities and Exchange Commission.

2.   SCHEDULE OF PARTNERSHIP PHASES

     In accordance with the limited partnership agreement, the Partnership entered its passive phase on January 1, 1997 and as a result, the Partnership is not permitted to purchase additional equipment. On January 1, 1999, the Partnership entered its liquidation phase and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2009, unless terminated earlier upon sale of all equipment or by certain other events. The General Partner anticipates that the liquidation of Partnership assets will be completed by the end of the year 2000. During the liquidation phase, the Partnership's assets will continue to be recorded at the lower of carrying amount or fair value less costs to sell.

3.   RECLASSIFICATION

     Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

4.   CASH DISTRIBUTIONS

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the six months ended June 30, 2000 and 1999, cash distributions totaled $1.8 million. For the three months ended June 30, 2000 and 1999, cash distributions totaled $0.9 million. In addition, a $4.5 million special distribution was paid to the partners during the six months ended June 30, 2000, from the proceeds realized on the sale of equipment and liquidating distibutions from unconsolidated special purpose entities (USPEs). No special distributions were paid in the six months ended June 30, 1999. Cash distributions to the limited partners of $5.7 million and $1.7 million, respectively, for the six months ended June 30, 2000 and 1999, were deemed to be a return of capital.

     Cash distributions related to the results from the second quarter of 2000, of $0.9 million, will be paid during the third quarter of 2000.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

     The balance due to affiliates as of June 30, 2000, includes $40,000 due to FSI and its affiliate for management fees and data processing services, and $0.1 million due to affiliated unconsolidated special-purpose entities. The balance due to affiliates as of December 31, 1999, includes $0.1 million due to FSI and its affiliate for management fees and $0.1 million due to affiliated unconsolidated special-purpose entities. The Partnership's proportional share of management fees related to USPEs of $9,000 and $25,000 were payable as of June 30, 2000 and December 31, 1999, respectively.

     The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 2000 and 1999 is listed in the following table (in thousands of dollars):

                                                       For the Three Months               For the Six Months
                                                          Ended June 30,                    Ended June 30,
                                                        2000            1999               2000             1999
                                                     ----------------------------------------------------------------

           Management fees                           $       4       $      11          $       9        $     27
           Data processing and administrative
              expenses                                      --               1                  5               7

6.   EQUIPMENT

     The components of owned equipment were as follows (in thousands of dollars):

                                     June 30,             December 31,
                                      2000                   1999
                                  ----------------------------------------

  Aircraft                         $   20,440             $   20,440
  Railcars                             13,413                 13,454
  Marine containers                     6,140                  8,073
  Trailers                              3,442                  3,501
                                  ----------------------------------------
                                       43,435                 45,468
  Less accumulated depreciation       (34,382)               (34,920)
                                  ----------------------------------------
       Net equipment              $    9,053              $   10,548
                                  ========================================

     As of June 30,  2000,  all  equipment  was either on lease or  operating in
     PLM-affiliated short-term trailer rental facilities, except for one commercial aircraft, 26 railcars, and 163 marine containers, with an aggregate net book value of $1.6 million. As of December 31, 1999, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for one commercial aircraft, seven railcars, and 221 marine containers, with an aggregate net book value of $2.1 million.

     During the six months ended June 30, 2000, the Partnership sold or disposed of marine containers, railcars, and trailers with an aggregate net book value of $0.3 million, for aggregate proceeds of $0.4 million.

     During the six months ended June 30, 1999, the Partnership sold or disposed of an aircraft, marine containers, railcars, and trailers with an aggregate net book value of $3.3 million, for aggregate proceeds of $5.3 million.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

6.   EQUIPMENT (CONTINUED)

     On May 24, 2000, FSI, on behalf of the Partnership, entered into an asset purchase agreement to sell the refrigerated and dry trailer assets of the Partnership. Closing of the transaction is contingent on numerous conditions. If the sale is completed, the General Partner estimates that the Partnership's sale proceeds to be approximately $1.4 million and will result in a gain of approximately $0.2 million. Since the sale of the trailers is contingent upon certain conditions being met, the Partnership's refrigerated and dry trailers are not classified as assets held for sale.

7.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     The net investments in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                               June 30,        December 31,
                                                                                2000               1999
                                                                           ------------------------------------

       35% interest in a trust owning two DC-9 stage III commercial
            aircraft on direct finance lease                                 $   3,339          $  3,548
       50% interest in an entity that owned a bulk-carrier                         (14)             (133)
                                                                           ------------------------------------
            Net investments                                                  $   3,325          $  3,415
                                                                           ====================================


8.   OPERATING SEGMENTS

     The Partnership operates or operated in five different segments: aircraft leasing, railcar leasing, marine container leasing, marine vessel leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                                                 Marine     Marine
                                          Aircraft   Railcar    Container   Vessel   Trailer    All
    For the quarter ended June 30, 2000   Leasing    Leasing    Leasing    Leasing   Leasing    Other<F1>1   Total
    -----------------------------------   -------    -------    -------    -------   -------    ----         -----

    REVENUES
      Lease revenue                        $   196   $    720   $     27  $     --   $    231  $     --   $  1,174
      Interest income and other                 --         --         --        --         --        24         24
      Gain (loss) on disposition of             --         (9)        61        --        (12)       --         40
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                         196        711         88        --        219        24      1,238

    COSTS AND EXPENSES
      Operations support                        79        165          2        --         85        11        342
      Depreciation                             336        105        108        --         62        --        611
      Management fees to affiliates              4         47          2        --         16        --         69
      General and administrative expenses       33         29         --        --         53       138        253
      (Recovery of) provision for bad           (9)       (14)        --        --        (11)       --        (34)
    debts
                                          -------------------------------------------------------------------------
        Total costs and expenses               443        332        112        --        205       149      1,241
                                          -------------------------------------------------------------------------
    Equity in net income of USPEs              121         --         --        48         --        --        169
                                          -------------------------------------------------------------------------
     Net income (loss)                     $  (126)  $    379   $    (24) $     48   $     14  $   (125)  $    166
                                          =========================================================================

    Total assets as of June 30, 2000       $ 5,972   $  4,482   $    749  $    (14)  $  1,469  $  1,780   $ 14,438
                                          =========================================================================

<F1>

-----------------------
1 Includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

8.   OPERATING SEGMENTS (CONTINUED)

                                                                 Marine     Marine
                                          Aircraft   Railcar    Container   Vessel   Trailer    All
    For the quarter ended June 30, 1999   Leasing    Leasing    Leasing    Leasing   Leasing    Other<F1>1   Total
    -----------------------------------   -------    -------    -------    -------   -------    ----         -----

    REVENUES
      Lease revenue                        $   871   $    775   $     36  $    108   $    266  $     --   $  2,056
      Interest income and other                  2         --         --        --         --        42         44
      Gain (loss) on disposition of          2,171         19         31        --        (19)       --      2,202
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                       3,044        794         67       108        247        42      4,302

    COSTS AND EXPENSES
      Operations support                       741        166          1       281         79         9      1,277
      Depreciation and amortization            661        156        149        81         68         9      1,124
      Interest expense                          --         --         --        --         --       311        311
      Management fees to affiliates             38         54          2         5         16        --        115
      General and administrative expenses       96         29          2         5         74       120        326
       Provision for bad debts                  --         12         --        --         14        --         26
                                          -------------------------------------------------------------------------
        Total costs and expenses             1,536        417        154       372        251       449      3,179
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       134         --         --      (168)        --        --        (34)
                                          ------------------------------------------------------------------------

    Net income (loss)                      $ 1,642   $    377   $    (87) $   (432)  $     (4) $   (407)  $  1,089
                                          =========================================================================


    Total assets as of June 30, 1999       $ 11,484  $  5,046   $  1,872  $  3,670   $  1,744  $  5,380   $ 29,196
                                          =========================================================================

                                                                 Marine     Marine
                                          Aircraft   Railcar    Container   Vessel   Trailer    All
  For the six month ended June 30, 2000   Leasing    Leasing    Leasing    Leasing   Leasing    Other<F2>2   Total
     ------------------------------------ -------    -------    -------    -------   -------    ----         -----

    REVENUES
      Lease revenue                        $   392   $  1,490   $     42  $     --   $    442  $     --   $  2,366
      Interest income and other                  2         --         --        --         --        84         86
      Gain (loss) on disposition of             --        (11)       126        --        (16 )      --         99
       equipment                           -------------------------------------------------------------------------

        Total revenues                         394      1,479        168        --        426        84      2,551

    COSTS AND EXPENSES
      Operations support                       103        359          3        --        128        46        639
      Depreciation                             671        219        185        --        125        --      1,200
      Management fees to affiliates              8        101          2        --         36        --        147
      General and administrative expenses       63         62          1        --        114       253        493
      (Recovery of) provision for bad debts     (9)         4         --        --       (141)       --       (146)
                                          -------------------------------------------------------------------------
        Total costs and expenses               836        745        191        --        262       299      2,333
                                          -------------------------------------------------------------------------
    Equity in net income of USPEs              311         --         --       155         --        --        466
                                          -------------------------------------------------------------------------
    Net income (loss)                      $  (131)  $    734   $    (23) $    155   $    164  $   (215)  $    684
                                          =========================================================================

    Total assets as of June 30, 2000       $ 5,972   $  4,482   $    749  $    (14)  $  1,469  $  1,780   $ 14,438
                                          =========================================================================


<F1>

-----------------------
1 Includes interest income and costs not identifiable to a particular segment, such as interest expense, and amortization expense, and certain operations support and general and administrative expenses.

2 Includes interest income and costs not identifiable to a particular segment, such as certain operations support and general administration expenses.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

8.   OPERATING SEGMENTS (CONTINUED)

                                                                 Marine     Marine
                                          Aircraft   Railcar    Container   Vessel   Trailer    All
  For the six months ended June 30, 1999  Leasing    Leasing    Leasing    Leasing   Leasing    Other<F1>1   Total
    ------------------------------------- -------    -------    -------    -------   -------    ----         -----

    REVENUES
      Lease revenue                        $ 1,742   $  1,622   $    141  $    460   $    553  $     --   $  4,518
      Interest income and other                  4         --         --        --         --        61         65
      Gain (loss) on disposition of          2,171       (144)        52        --        (72)       --      2,007
       equipment
                                          -------------------------------------------------------------------------
        Total revenues                       3,917      1,478        193       460        481        61      6,590

    Costs and expenses
      Operations support                     1,404        377          2       645        156        18      2,602
      Depreciation and amortization          1,392        326        303       162        151        18      2,352
      Interest expense                          --         --         --        --         --       622        622
      Management fees to affiliates             75        114          7        23         35        --        254
      General and administrative expenses      162         56          4        11        146       245        624
      Provision for bad debts                   --          6         --        --         18        --         24
                                          -------------------------------------------------------------------------
        Total costs and expenses             3,033        879        316       841        506       903      6,478
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       271         --         --      (285)        --        --        (14)
                                          -------------------------------------------------------------------------
    Net income (loss)                      $ 1,155   $    599   $   (123) $   (666)  $    (25) $   (842)  $     98
                                          =========================================================================

    Total assets as of June 30, 1999       $ 11,484  $  5,046   $  1,872  $  3,670   $  1,744  $  5,380   $ 29,196
                                          =========================================================================

<F1>
-----------------------
1 Includes interest income and costs not identifiable to a particular segment, such as interest expense, and amortization expense, and certain operations support and general and administrative expenses.


9.   NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

     Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 2000 and 1999 was 8,628,420.

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

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

11.  LIQUIDATION AND SPECIAL DISTRIBUTIONS (CONTINUED)

     In the six months ended June 30, 2000, the General Partner paid special distributions of $0.50 per weighted-average limited partnership unit. No special distibutions were paid in the six months ended June 30, 1999. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of certain damaged equipment, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.














                    (This space is intentionally left blank.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of the PLM Equipment Growth Fund IV's (the Partnership's) Operating Results for the Three Months Ended June 30, 2000 and 1999

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, and equipment operating expenses) on owned equipment increased during the second quarter of 2000 compared to the same period of 1999. Gains or losses from the sale of equipment, and interest and other income and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                        For the Three Months
                                            Ended June 30,
                                         2000             1999
                                     ----------------------------
  Railcars                           $    555         $     609
  Trailers                                146               187
  Aircraft                                117               130
  Marine containers                        25                35
  Marine vessel                            --              (173)

Railcars: Railcar lease revenues and direct expenses were $0.7 million and $0.2 million, respectively, for the second quarter of 2000, compared to $0.8 million and $0.2 million, respectively, during the same period in 1999. The decrease in railcar contribution in the second quarter of 2000 was due to the sale or disposition of railcars in 1999 and 2000.

Trailers: Trailer lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for the second quarter of 2000, compared to $0.3 million and $0.1 million, respectively, during the same period of 1999. The decrease in trailer contribution in the second quarter of 2000 was due to the sale or disposition of trailers in 1999 and 2000.

Aircraft: Aircraft lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for the second quarter of 2000, compared to $0.9 million and $0.7 million, respectively, during the same period of 1999. The decrease in aircraft contribution in the second quarter of 2000 was due to the sale of aircraft in 1999.

Marine containers: Marine container lease revenues and direct expenses were $27,000 and $2,000, respectively, for the second quarter of 2000, compared to $36,000 and $1,000, respectively, during the same period of 1999. The decrease in marine container contribution in the second quarter of 2000 was due to the disposition of marine containers in 1999 and 2000.

Marine vessel: Marine vessel lease revenues and direct expenses were $0.1 million and $0.3 million, respectively, for the second quarter of 1999. The Partnership's remaining wholly-owned marine vessel was sold in the fourth quarter of 1999.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.9 million for the second quarter of 2000 decreased from $1.9 million for the same period in 1999. Significant variances are explained as follows:

     (i) A $0.5 million decrease in depreciation and amortization expenses from 1999 levels resulted from a $0.4 million decrease due to the sale of certain assets during 2000 and 1999 and a $0.1 million decrease resulting from the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned.

     (ii) A $0.3 million decrease in interest expense was due to the repayment of the Partnership's outstanding debt in 1999.

     (iii) A $0.1 million decrease in general and  administrative  expenses from
1999  levels  due  to  the  reduced   professional   services  required  by  the
Partnership, resulting from the reduced equipment portfolio.

     (iv)The $0.1 million decrease in the bad debt expenses was due to the collection of $0.1 million receivable in the second quarter of 2000 that had previously been reserved for as bad debts. A similar recovery did not occur in 1999.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the second quarter of 2000 totaled $40,000, which resulted from the sale or disposal of marine containers, trailers and railcars with an aggregate net book value of $0.1 million, for proceeds of $0.1 million. For the second quarter of 1999, net gain on disposition of equipment totaled $2.2 million, which resulted from the sale or disposal of an aircraft, trailers, marine containers and railcars with an aggregate net book value of $2.5 million, for proceeds of $4.7 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                   For the Three Months
                                                     Ended June 30,
                                                   2000             1999
                                                  ----------------------------
  Aircraft                                        $    121         $     134
  Marine vessel                                         48              (168)
                                                  =============================
        Equity in net income (loss) of USPEs      $    169         $     (34)
                                                   ============================

Aircraft: As of June 30, 2000 and 1999, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.1 million and $14,000, respectively, for the second quarter of 2000, compared to $0.1 million and $15,000, respectively, during the same period in 1999.

Marine vessel: As of June 30, 2000, the Partnership had no remaining interests in entities which owned marine vessels. Marine vessel revenues and expenses were $48,000 and $0, respectively, for the second quarter of 2000, compared to $0.1 million and $0.3 million, respectively, during the same period in 1999. Revenues decreased $0.1 million in the second quarter of 2000 due to the sale of marine vessel in the fourth quarter of 1999. This decrease was partially offset by the receipt of $0.1 million for an insurance claim in the second quarter of 2000. Expenses decreased as a result of the sale of the marine vessel.

(E)  Net Income

As a result of the foregoing, the Partnership's net income was $0.1 million for the second quarter of 2000, compared to net income of $1.1 million during the same period of 1999. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the quarter ended June 30, 2000 is not necessarily indicative of future periods. In the second quarter of 2000, the Partnership distributed $0.8 million to the limited partners, or $0.10 per weighted-average limited partnership unit.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, and equipment operating expenses) on owned equipment decreased during the six months ended June 30, 2000 compared to the same period of 1999. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                      For the Six Months
                                          Ended June 30,
                                      2000             1999
                                   ----------------------------
  Railcars                         $  1,131         $  1,245
  Trailers                              314              397
  Aircraft                              289              338
  Marine containers                      39              139
  Marine vessel                          --             (185)

Railcars: Railcar lease revenues and direct expenses were $1.5 million and $0.4 million, respectively, for the six months ended June 30, 2000, compared to $1.6 million and $0.4 million, respectively, during the same period in 1999. The decrease in railcar contribution in the six months ended June 30, 2000 was due to the sale or disposition of railcars in 1999 and 2000.

Trailers: Trailer lease revenues and direct expenses were $0.4 million and $0.1 million, respectively for the six months ended June 30, 2000, compared to $0.6 million and $0.2 million, respectively, during the same period of 1999. The decrease in trailer contribution in the six months ended June 30, 2000 was due to the sale or disposition of trailers in 1999 and 2000.

Aircraft: Aircraft lease revenues and direct expenses were $0.4 million and $0.1 million, respectively, for the six months ended June 30, 2000, compared to $1.7 million and $1.4 million, respectively, during the same period of 1999. The decrease in aircraft contribution in the six months ended June 30, 2000 was due to the sale of aircraft in 1999.

Marine containers: Marine container lease revenues and direct expenses were $42,000 and $3,000, respectively, for the six months ended June 30, 2000, compared to $0.1 million and $2,000, respectively, during the same period of 1999. The decrease in marine container contribution in the six months ended June 30, 2000 was due to the disposition of marine containers in 1999 and 2000.

Marine vessel: Marine vessel lease revenues and direct expenses were $0.5 million and $0.6 million, respectively, for the six months ended June 30, 1999. The Partnership's remaining wholly-owned marine vessel was sold in the fourth quarter of 1999.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.7 million for the six months ended June 30, 2000 decreased from $3.9 million for the same period in 1999. Significant variances are explained as follows:

     (i) A $1.2 million decrease in depreciation and amortization expenses from 1999 levels resulted from a $0.8 million decrease due to the sale of certain assets during 2000 and 1999 and a $0.4 million decrease resulting from the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned.

     (ii) A $0.6 million decrease in interest expense was due to the repayment of the Partnership's outstanding debt in 1999.

     (iii) The $0.2 million decrease in the bad debt expenses was due to the collection of $0.2 million receivable in the six months ended June 30, 2000 that had previously been reserved for as bad debts. A similar recovery did not occur in 1999.

     (iv) A $0.1 million decrease in administrative expenses from 1999 levels due to reduced professional services required by the Partnership, resulting primarily from the reduced equipment portfolio.

     (v) A $0.1 million decrease in management fee to an affiliate resulted from the lower levels of lease revenues on owned equipment in the six months ended June 30, 2000, when compared to the same period in 1999.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the six months ended June 30, 2000 totaled $0.1 million, which resulted from the sale or disposal of marine containers, trailers and railcars with an aggregate net book value of $0.3 million, for aggregate proceeds of $0.4 million. For the six months ended June 30, 1999, net gain on disposition of equipment totaled $2.0 million, which resulted from the sale or disposal of an aircraft, marine containers, trailers and railcars with an aggregate net book value of $3.3 million, for aggregate proceeds of $5.3 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                  For the Six Months
                                                    Ended June 30,
                                                2000             1999
                                             ----------------------------
  Aircraft                                    $    311         $    271
  Marine vessel                                    155             (285)
                                             ============================
        Equity in net income (loss) of USPEs  $    466         $    (14)
                                             ============================

Aircraft: As of June 30, 2000 and 1999, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.3 million and $(35,000), respectively, for the six months ended June 30, 2000, compared to $0.3 million and $30,000, respectively, during the same period in 1999. The decrease in expenses was due to a $0.1 million collection of a receivable that had been written-off as a bad debt. A similar event did not occur during the same period of 1999.

Marine vessel: As of June 30, 2000, the Partnership had no remaining interests in entities which owned marine vessels. Marine vessel revenues and expenses were $0.1 million and $(37,000), respectively, for the six months ended June 30, 2000, compared to $0.4 million and $0.7 million, respectively, during the same period in 1999. Revenues decreased $0.4 million in the six months ended June 30, 2000 due to the sale of marine vessel in the fourth quarter of 1999. This decrease was partially offset by the receipt of $0.2 million for an insurance claim in the six months ended June 30, 2000. Expenses decreased as a result of the sale of the marine vessel.

(E)  Net Income

As a result of the foregoing, the Partnership's net income was $0.7 million for the six months ended June 30, 2000, compared to net income of $0.1 million during the same period of 1999. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the six months ended June 30, 2000 is not necessarily indicative of future periods. In the six months ended June 30, 2000, the Partnership distributed $1.7 million to the limited partners, or $0.20 per weighted-average limited partnership unit. In addition, a special distribution of $4.3 million or $0.50 per weighted-average limited partnership unit was made in the six months of 2000. There were no special distributions in the six months ended June 30, 1999.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 2000, the Partnership generated $1.9 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations, but used undistributed available cash from prior periods and proceeds from equipment sales and liquidating distibutions from USPEs of approximately $4.4 million to make the distributions (total of $6.3 million in the six months ended June 30, 2000, which includes a special distribution of $4.5 million) to the partners.

During the six months ended June 30, 2000, the Partnership sold or disposed of marine containers, railcars, and trailers with an aggregate net book value of $0.3 million, for aggregate proceeds of $0.4 million.

Accounts receivable decreased $0.2 million during the six months ended June 30, 2000 due to the timing of receipt of payments from lessees.

Accounts payable decreased $0.1 million during the six months ended June 30, 2000 due to a decrease in trade accounts payable resulting from the reduction of the size of the Partnership's equipment portfolio.

Lessee deposits and reserve for repairs increased $0.1 million during the six months ended June 30, 2000 due to a security deposit received from a potential buyer of the Partnership's Boeing 737-200 Stage II commercial aircraft.

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

(III) OUTLOOK FOR THE FUTURE

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

Liquidation of the Partnership's equipment and its investment in a USPE will cause a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in the year 2000 include:

1. One of the Partnership's aircraft has been off-lease for approximately three years. This Stage II aircraft required extensive repairs and maintenance and the Partnership has had difficulty selling the aircraft. This aircraft will remain off-lease until it is sold. During the six months ended June 30, 2000 the Partnership received a $0.1 million refundable security deposit from a potential buyer of the Partnership's Boeing 737-200 Stage II commercial aircraft.

2. The cost of new marine containers had been at historic lows for the past several years which has caused downward pressure on per diem lease rates. Recently, the cost of marine containers have started to increase which, if this trend continues, should translate into rising per diem lease rates. However, some of the Partnership's refrigerated marine containers have experienced a roof delimination problem which has limited their re-lease opportunities. These marine containers are currently off lease and the General Partner plans to dispose of these containers.

3. Railcar loadings in North America have continued to be high, however a softening in the market is expected and will lead to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

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

(IV)  FORWARD-LOOKING INFORMATION

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the first six months of 2000, 88% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.)
currency. If these lessees currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payments.








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

                                     PLM EQUIPMENT GROWTH FUND IV
                                     By:  PLM Financial Services, Inc.
                                          General Partner



Date: August 4, 2000
                                      By:  /s/ Richard K Brock
                                           Richard K Brock
                                           Chief Financial Officer