Form 10-K/A
period 1999-12-31
PLM EQUIPMENT GROWTH FUND IV
filed 2000-08-30
CIK 847517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                   FORM 10-K/A


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

Aggregate market value of voting stock:  N/A

An index of exhibits filed with this Form 10-K/A is located on page 4.

Total number of pages in this report:  29.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1.   Financial Statements

              The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K/A.

     2.       Financial Statements required under Regulation S-X Rule 3-09

              The following financial statements are filed as Exhibits of this Annual Report on Form 10K/A:

              a.       Aero California Trust
              b.       Canadian Air Trust #2
              c.       Montgomery Partnership

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

       23.1   Independent Auditors' Report

       24.    Powers of Attorney.

       Financial Statements required under Regulation S-X Rule 3-09:

       99.1   Aero California Trust.

       99.2   Canadian Air Trust #2.

       99.3   Montgomery Partnership.








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


Date:  August 28, 2000               PLM EQUIPMENT GROWTH FUND IV
                                     PARTNERSHIP

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


Name                     Capacity                        Date


*
Robert N. Tidball        Director, FSI                 August 28, 2000


*
Douglas P. Goodrich      Director, FSI                 August 28, 2000


*
Stephen M. Bess          Director, FSI                 August 28, 2000


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

                                INDEX OF EXHIBITS



  Exhibit                                                            Page

    4.     Limited Partnership Agreement of Registrant                 *

   10.1    Management Agreement between Registrant and                 *
           PLM Investment Management, Inc.

   10.2    Note Agreement, dated as of July 1, 1990, regarding
           $33.0 million in 9.75% senior notes due July 1, 2000        *

   23.1    Independent Auditors' Report                                45

   24.     Powers of Attorney                                       46-48

   Financial Statements required under Regulation S-X Rule 3-09:

   99.1    Aero California Trust.                                   49-56

   99.2    Canadian Air Trust #2.                                   57-64

   99.3    Montgomery Partnership.                                  65-73






--------
  * Incorporated by reference. See page 23 of this report.