Form 10-Q
period 2000-09-30
PLM EQUIPMENT GROWTH FUND IV
filed 2000-11-07
CIK 847517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                         Commission file number 0-18789
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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                                   September 30,        December 31,
                                                                                       2000                1999
                                                                                  ------------------------------------


   ASSETS

   Equipment held for operating leases, at cost                                   $      39,685       $     45,468
   Less accumulated depreciation                                                        (32,537)           (34,920)
                                                                                  ------------------------------------
       Net equipment                                                                      7,148             10,548

   Cash and cash equivalents                                                              2,884              5,587
   Restricted cash                                                                          147                147
   Accounts receivable, less allowance for doubtful
         accounts of $2,480 in 2000 and $2,843 in 1999                                      177                440
   Investments in unconsolidated special-purpose entities                                 3,124              3,415
   Prepaid expenses and other assets                                                          4                 48
                                                                                  ------------------------------------

        Total assets                                                              $      13,484       $     20,185
                                                                                  ====================================

   LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:
   Accounts payable and accrued expenses                                          $         141       $        292
   Due to affiliates                                                                        176                211
   Lessee deposits and reserve for repairs                                                  276                340
                                                                                  ------------------------------------
       Total liabilities                                                                    593                843
                                                                                  ------------------------------------

   Partners' capital:
   Limited partners (8,628,420 limited partnership units
         as of September 30, 2000 and December 31, 1999)                                 12,891             19,342
   General Partner                                                                           --                 --
                                                                                  ------------------------------------
       Total partners' capital                                                           12,891             19,342
                                                                                  ------------------------------------

         Total liabilities and partners' capital                                  $      13,484       $     20,185
                                                                                  ====================================




                 See accompanying notes to financial statements.


                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)

                                                                  For the Three Months             For the Nine Months
                                                                  Ended September 30,              Ended September 30,
                                                                   2000        1999                 2000         1999
                                                              ------------------------------------------------------------

  REVENUES

  Lease revenue                                                 $  1,110     $  2,019            $   3,476    $   6,537
  Interest and other income                                           28           45                  114          110
  Net gain on disposition of equipment                               154        2,444                  253        4,451
                                                                ----------------------------------------------------------
      Total revenues                                               1,292        4,508                3,843       11,098
                                                                ----------------------------------------------------------

  EXPENSES

  Depreciation and amortization                                      587        1,063                1,787        3,415
  Repairs and maintenance                                            243          232                  811        2,390
  Equipment operating expenses                                        18          212                   89          655
  Management fees to affiliate                                        62          114                  209          369
  Interest expense                                                    --          203                   --          824
  General and administrative expenses
        to affiliates                                                106          116                  322          381
  Other general and administrative expenses                          196          163                  473          523
  (Recovery of) provision for bad debt expense                       (28)          16                 (174)          40
  Loss on revaluation                                                106           --                  106           --
                                                                ----------------------------------------------------------
      Total expenses                                               1,290        2,119                3,623        8,597
                                                                ----------------------------------------------------------

  Equity in net income of unconsolidated special-
        purpose entities                                              83          105                  549           91
                                                                ----------------------------------------------------------

  Net income                                                    $     85     $  2,494            $     769    $   2,592
                                                                ==========================================================

  PARTNERS' SHARE OF NET INCOME

  Limited partners                                              $     41     $  2,449            $     408    $   2,456
  General Partner                                                     44           45                  361          136
                                                                ----------------------------------------------------------

  Total                                                         $     85     $  2,494            $     769    $   2,592
                                                                ==========================================================

  Limited partners'net income per weighted-average
        partnership unit                                        $   0.01     $   0.28            $    0.05    $    0.28
                                                                ==========================================================

  Cash distribution                                             $    885     $    908            $   2,679    $   2,725
  Special cash distribution                                           --           --                4,541           --
                                                                ----------------------------------------------------------
  Total distribution                                            $    885     $    908            $   7,220    $   2,725
                                                                ==========================================================

  Per weighted-average partnership unit:
  Cash distribution                                             $   0.10     $   0.10            $    0.30    $    0.30
  Special cash distribution                                           --           --                 0.50           --
                                                                ----------------------------------------------------------
   Total distribution per weighted-average partnership unit     $   0.10     $   0.10            $    0.80    $    0.30
                                                                ==========================================================



                 See accompanying notes to financial statements.


                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           For the period from December 31, 1998 to September 30, 2000
                            (in thousands of dollars)



                                                                               Limited             General
                                                                               Partners            Partner              Total
                                                                              ---------------------------------------------------

           Partners' capital as of December 31, 1998                          $ 16,567            $   --             $  16,567

         Net income                                                              6,226               182                 6,408

         Cash distribution                                                      (3,451)             (182)               (3,633)
                                                                              ----------------------------------------------------

           Partners' capital as of December 31, 1999                            19,342                --                19,342

         Net income                                                                408               361                   769

         Cash distribution                                                      (2,545)             (134)               (2,679)

         Special cash distribution                                              (4,314)             (227)               (4,541)
                                                                              ----------------------------------------------------

           Partner's capital as of September 30, 2000                         $ 12,891            $   --             $  12,891
                                                                              ====================================================





                 See accompanying notes to financial statements.



                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                             2000            1999
                                                                         ----------------------------

  OPERATING ACTIVITIES
  Net income                                                             $      769      $    2,592
  Adjustments to reconcile net income
      to net cash provided by (used in) operating activities:
    Depreciation and amortization                                             1,787           3,415
    Net gain on disposition of equipment                                       (253 )        (4,451 )
    Loss on revaluation                                                         106              --
    Equity in net income of unconsolidated special-purpose
      entities                                                                 (549 )           (91 )
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                  263             234
      Prepaid expenses and other assets                                          44             (21)
      Accounts payable and accrued expenses                                    (151)           (326)
      Due to affiliates                                                         (35)            (37)
      Lessee deposits and reserve for repairs                                   (64)           (393)
                                                                         ----------------------------
        Net cash provided by operating activities                             1,917             922
                                                                         ----------------------------

  INVESTING ACTIVITIES
  Payments for capitalized improvements                                          (7)             (5)
  Proceeds from disposition of equipment                                      1,767          10,352
  Distribution from unconsolidated special-purpose entities                     840             523
                                                                         ----------------------------
        Net cash provided by investing activities                             2,600          10,870
                                                                         ----------------------------

  FINANCING ACTIVITIES
  Principal payments of notes payable                                            --          (8,250)
  Cash distribution paid to limited partners                                 (2,545)         (2,589)
  Cash distribution paid to General Partner                                    (134)           (136)
  Special cash distribution paid to limited partners                         (4,314)             --
  Special cash distribution paid to General Partner                            (227)             --
                                                                         ----------------------------
        Net cash used in financing activities                                (7,220)        (10,975)
                                                                         ----------------------------

  Net (decrease) increase in cash and cash equivalents                       (2,703)            817

  Cash and cash equivalents at beginning of year                              5,587             778
                                                                         ----------------------------

  Cash and cash equivalents at end of period                             $    2,884      $    1,595
                                                                         ============================

  Supplemental information
  Interest paid                                                          $       --      $      824
                                                                         ============================




                 See accompanying notes to financial statements.


                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

1.   OPINION OF MANAGEMENT

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund IV (the Partnership) as of September 30, 2000 and December 31, 1999, the statements of income for the three and nine months ended September 30, 2000 and 1999, the statements of changes in partners' capital for the period from December 31, 1998 to September 30, 2000, and the statements of cash flows for the nine months ended September 30, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, on file with the Securities and Exchange Commission.

2.   SCHEDULE OF PARTNERSHIP PHASES

     On January 1, 1999, the Partnership entered its liquidation phase and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2009, unless terminated earlier upon sale of all equipment or by certain other events. The General Partner anticipates that the liquidation of Partnership assets will be completed in 2001. During the liquidation phase, the Partnership's assets will continue to be recorded at the lower of carrying amount or fair value less costs to sell.

3.   RECLASSIFICATION

     Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

4.   CASH DISTRIBUTIONS

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the nine months ended September 30, 2000 and 1999, cash distributions totaled $2.7 million. For the three months ended September 30, 2000 and 1999, cash distributions totaled $0.9 million. In addition, a $4.5 million special distribution was paid to the partners during the nine months ended September 30, 2000, from the proceeds realized on the sale of equipment and liquidating distibutions from unconsolidated special purpose entities (USPEs). No special distributions were paid in the nine months ended September 30, 1999 or the three months ended September 30, 1999 or 2000. Cash distributions to the limited partners of $6.4 million and $0.1 million, respectively, for the nine months ended September 30, 2000 and 1999, were deemed to be a return of capital.

     Cash distributions related to the results from the third quarter of 2000, of $0.9 million, will be paid during the fourth quarter of 2000.



                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

     The balance due to affiliates as of September 30, 2000, includes $29,000 due to FSI for management fees and data processing services, and $0.1 million due to affiliated unconsolidated special-purpose entities. The balance due to affiliates as of December 31, 1999, includes $0.1 million due to FSI for management fees and $0.1 million due to affiliated unconsolidated special-purpose entities. The Partnership's proportional share of management fees related to USPEs of $5,000 and $25,000 were payable as of September 30, 2000 and December 31, 1999, respectively.

     The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 2000 and 1999 is listed in the following table (in thousands of dollars):

                                                       For the Three Months               For the Nine Months
                                                        Ended September 30,               Ended September 30,
                                                        2000            1999               2000             1999
                                                     ----------------------------------------------------------------

           Management fees                           $       4       $      20          $      13        $     47
           Data processing and administrative
              expenses                                      --               2                  5               8

6.   EQUIPMENT

     The components of owned equipment were as follows (in thousands of dollars):

                                           September 30,        December 31,
                                               2000                 1999
                                         --------------------------------------

  Aircraft                                 $   20,440           $   20,440
  Railcars                                     13,343               13,454
  Marine containers                             5,902                8,073
  Trailers                                         --                3,501
                                         --------------------------------------
                                               39,685               45,468
  Less accumulated depreciation               (32,537 )            (34,920 )
                                         --------------------------------------
       Net equipment                       $    7,148           $   10,548
                                         ======================================

     As of September 30, 2000, all equipment was on lease, except for one commercial aircraft, 37 railcars, and 163 marine containers, with an aggregate net book value of $1.4 million. As of December 31, 1999, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for one commercial aircraft, seven railcars, and 221 marine containers, with an aggregate net book value of $2.1 million.

     During the nine months ended September 30, 2000, the Partnership disposed of all of its trailers and certain marine containers and railcars with an aggregate net book value of $1.5 million, for aggregate proceeds of $1.8 million.

     During the nine months ended September 30, 1999, the Partnership disposed of aircraft, marine containers, railcars, and trailers with an aggregate net book value of $5.9 million, for aggregate proceeds of $10.4 million.


                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

7.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     The net investments in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                         September 30,      December 31,
                                                                             2000               1999
                                                                        ----------------------------------



      35% interest in a trust owning two DC-9 stage III commercial
       aircraft on direct finance lease                                 $   3,138          $  3,548
       50% interest in an entity that sold a bulk-carrier                     (14)             (133)
                                                                           -------------------------------
            Net investments                                             $   3,124          $  3,415
                                                                          ================================

     As of September 30, 2000 and December 31, 1999, the remaining jointly-owned equipment in the Partnership's USPE portfolio was on lease.

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

                                                                 Marine     Marine
                                          Aircraft   Railcar    Container   Vessel   Trailer    All
    FOR THE QUARTER ENDED  SEPTEMBER 30,  Leasing    Leasing    Leasing    Leasing   Leasing    Other(1)   Total
    2000


    REVENUES
      Lease revenue                        $   196   $    701   $     20  $     --   $    193  $     --   $  1,110
      Interest income and other                 --         --         --        --         --        28         28
      Gain (loss) on disposition of             --         (3)        28        --        129        --        154
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                         196        698         48        --        322        28      1,292

    COSTS AND EXPENSES
      Operations support                        23        151          2        --         79         6        261
      Depreciation                             336        104         86        --         61        --        587
      Management fees to affiliates              4         44          1        --         13        --         62
      General and administrative expenses       39         20         --        --         99       144        302
      Recovery of bad debts                     --        (27)        --        --         (1)       --        (28)
      Loss on revaluation                       --         --         --        --        106        --        106
                                          -------------------------------------------------------------------------
        Total costs and expenses               402        292         89        --        357       150      1,290
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       115         --         --       (32)        --        --         83
                                          -------------------------------------------------------------------------
    Net income (loss)                      $   (91)  $    406   $    (41) $    (32)  $    (35) $   (122)  $     85
                                          =========================================================================

    Total assets as of September 30, 2000  $ 5,571   $  4,388   $    629  $    (14 ) $     22  $  2,888   $ 13,484
                                          =========================================================================

(1) Includes certain interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.


                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

8.   OPERATING SEGMENTS (CONTINUED)

                                                                 Marine     Marine
                                          Aircraft   Railcar    Container   Vessel   Trailer    All
    FOR THE QUARTER ENDED  SEPTEMBER 30,  Leasing    Leasing    Leasing    Leasing   Leasing    Other(1)   Total
    1999


    REVENUES
      Lease revenue                        $   643   $    751   $    (18) $    374   $    269  $     --   $  2,019
      Interest income and other                  2         --         --        --         --        43         45
      Gain (loss) on disposition of          2,427         14         11        --         (8 )      --      2,444
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                       3,072        765         (7)      374        261        43      4,508

    COSTS AND EXPENSES
      Operations support                        37        120          1       188         89         9        444
      Depreciation and amortization            591        155        146        81         80        10      1,063
      Interest expense                          --         --         --        --         --       203        203
      Management fees to affiliates             26         53         (1)       19         17        --        114
      General and administrative expenses       39         28          2        44         52       114        279
      Provision for bad debts                   --          6         --        --         10        --         16
                                          -------------------------------------------------------------------------
        Total costs and expenses               693        362        148       332        248       336      2,119
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       132         --         --       (27 )       --        --        105
                                          -------------------------------------------------------------------------
    Net income (loss)                      $ 2,511   $    403   $   (155) $     15   $     13  $   (293)  $  2,494
                                          =========================================================================

    Total assets as of September 30, 1999  $ 8,373   $  4,910   $  1,575  $  3,608   $  1,804  $  1,841   $ 22,111
                                          =========================================================================

                                                                 Marine     Marine
                                          Aircraft   Railcar    Container   Vessel   Trailer    All
    FOR THE NINE MONTHS ENDED  SEPTEMBER  Leasing    Leasing    Leasing    Leasing   Leasing    Other(2)   Total
    30, 2000

    Revenues
      Lease revenue                        $   588   $  2,191   $     62  $     --   $    635  $     --   $  3,476
      Interest income and other                  2         --         --        --         --       112        114
      Gain (loss) on disposition of             --        (13)       154        --        112        --        253
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                         590      2,178        216        --        747       112      3,843

    Costs and expenses
      Operations support                       126        511          5        --        207        51        900
      Depreciation                           1,007        323        271        --        186        --      1,787
      Management fees to affiliates             12        145          3        --         49        --        209
      General and administrative expenses      103         82          1        --        213       396        795
      Recovery of bad debts                     (9)       (23)        --        --       (142)       --       (174)
      Loss on revaluation                       --         --         --        --        106        --        106
                                          -------------------------------------------------------------------------
        Total costs and expenses             1,239      1,038        280        --        619       447      3,623
                                          -------------------------------------------------------------------------
    Equity in net income of USPEs              426         --         --       123         --        --        549
                                          -------------------------------------------------------------------------
                                          -------------------------------------------------------------------------
    Net income (loss)                      $  (223)  $  1,140   $    (64) $    123   $    128  $   (335)  $    769
                                          =========================================================================

    Total assets as of September 30, 2000  $ 5,571   $  4,388   $    629  $    (14 ) $     22  $  2,888   $ 13,484
                                          =========================================================================

(1) Includes certain interest income and costs not identifiable to a particular segment, such as interest expense, and amortization expense, and certain operations support and general and administrative expenses.

(2) Includes certain interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.



                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

8.   OPERATING SEGMENTS (CONTINUED)

                                                                 Marine     Marine
                                          Aircraft   Railcar    Container   Vessel   Trailer    All
    FOR THE NINE MONTHS ENDED  SEPTEMBER  Leasing    Leasing    Leasing    Leasing   Leasing    Other(1)   Total
    30, 1999


   REVENUES
      Lease revenue                        $ 2,385   $  2,373   $    123  $    834   $    822  $     --   $  6,537
      Interest income and other                  6         --         --        --         --       104        110
      Gain (loss) on disposition of          4,598       (130)        63        --        (80)       --      4,451
        equipment
                                          -------------------------------------------------------------------------
        Total revenues                       6,989      2,243        186       834        742       104     11,098

    COSTS AND EXPENSES
      Operations support                     1,441        497          3       833        245        26      3,045
      Depreciation and amortization          1,983        481        449       242        231        29      3,415
      Interest expense                          --         --         --        --         --       824        824
      Management fees to affiliates            102        167          6        42         52        --        369
      General and administrative expenses      201         83          7        55        198       360        904
      Provision for bad debts                   --         12         --        --         28        --         40
                                          -------------------------------------------------------------------------
        Total costs and expenses             3,727      1,240        465     1,172        754     1,239      8,597
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       403         --         --      (312)        --        --         91
                                          -------------------------------------------------------------------------
    Net income (loss)                      $ 3,665   $  1,003   $   (279) $   (650)  $    (12) $ (1,135)  $  2,592
                                          =========================================================================


    Total assets as of September 30, 1999  $ 8,373   $  4,910   $  1,575  $  3,608   $  1,804  $  1,841   $ 22,111
                                          =========================================================================

(1) Includes certain interest income and costs not identifiable to a particular segment, such as interest expense, and amortization expense, and certain operations support and general and administrative expenses.

9.   NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

     Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 2000 and 1999 was 8,628,420.

10.  CONTINGENCIES

     PLM International (the Company) and various of its wholly owned subsidiaries are defendants in a class action lawsuit filed in January 1997 and which is pending in the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court). The named plaintiffs are six individuals who invested in the Partnership, PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII) (the Funds), each a California limited partnership for which the Company's wholly owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the General Partner. The complaint asserts causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, and conspiracy. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory damages, as well as punitive damages.



                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

10.  CONTINGENCIES (CONTINUED)

     In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No.987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in the Funds. The complaint alleges the same facts and the same causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices and violations of state securities law. In July 1997, defendants filed a petition (the petition) in federal district court under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims. In October 1997, the district court denied the Company's petition, but in November 1997, agreed to hear the Company's motion for reconsideration. Prior to reconsidering its order, the district court dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution.

     In February 1999 the parties to the Koch and Romei actions agreed to settle the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The settlement is divided into two parts, a monetary settlement and an equitable settlement. The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million. The final settlement amount will depend on the number of claims filed by class members, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court to plaintiffs' attorneys. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. For settlement purposes, the monetary settlement class consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Funds between May 23, 1989 and August 30, 2000. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not.

     The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, (b) the extension (until December 31,
     2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Funds V, VI and VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. Subject to final court approval, these proposed changes would be made as amendments to each Fund's limited partnership agreement if less than 50% of the limited partners of each Partnership vote against such amendments. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Partnership funds in the event, if ever, that certain performance thresholds have been met by the Funds. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on August 30, 2000 held any units in Funds V, VI, and VII, and their assigns and successors in interest.



                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

10.  CONTINGENCIES (CONTINUED)

     The court preliminarily approved the monetary and equitable settlements in August 2000, and information regarding each of the settlements was sent to class members in September 2000. The monetary settlement remains subject to certain conditions, including final approval by the court following a final fairness hearing. The equitable settlement remains subject to certain conditions, including disapproval of the proposed amendments to the partnership agreements by less than 50% of the limited partners in one or more of Funds V, VI, and VII, judicial approval of the proposed amendments and final approval of the equitable settlement by the court following a final fairness hearing. A final fairness hearing has been scheduled for November 29, 2000. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

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




                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

11.  LIQUIDATION AND SPECIAL DISTRIBUTIONS (CONTINUED)

     The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to partners in the form of special distributions. The sales and liquidations occur due to the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options. In the nine months ended September 30, 2000, the General Partner paid special distributions of $0.50 per weighted-average limited partnership unit. No special distibutions were paid in the nine months ended September 30, 1999.







                    (This space is intentionally left blank.)




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

COMPARISON OF THE PLM EQUIPMENT GROWTH FUND IV'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and equipment operating expenses) on owned equipment decreased during the third quarter of 2000 compared to the same period of 1999. Gains or losses from the sale of equipment, and interest and other income and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                       For the Three Months
                                                        Ended September 30,
                                                       2000             1999
                                                    ----------------------------
  Railcars                                          $    550          $   631
  Aircraft                                               173              606
  Trailers                                               114              180
  Marine containers                                       18              (19)
  Marine vessel                                           --              186

Railcars: Railcar lease revenues and direct expenses were $0.8 million and $0.1 million, respectively, for the third quarter of 2000 and 1999. The decrease in railcar contribution in the third quarter of 2000 was due to the disposition of railcars in 1999 and 2000.

Aircraft: Aircraft lease revenues and direct expenses were $0.2 million and $23,000, respectively, for the third quarter of 2000, compared to $0.6 million and $37,000, respectively, during the same period of 1999. The decrease in aircraft contribution in the third quarter of 2000 was due to the disposition of aircraft in 1999.

Trailers: Trailer lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for the third quarter of 2000, compared to $0.3 million and $0.1 million, respectively, during the same period of 1999. The decrease in trailer contribution in the third quarter of 2000 was due to the disposition of trailers in 1999 and 2000.

Marine vessel: Marine vessel lease revenues and direct expenses were $0.4 million and $0.2 million, respectively, for the third quarter of 1999. The Partnership's remaining wholly-owned marine vessel was sold in the fourth quarter of 1999.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.0 million for the third quarter of 2000 decreased from $1.7 million for the same period in 1999. Significant variances are explained as follows:

     (i) A $0.5 million decrease in depreciation and amortization expenses from 1999 levels resulted from a $0.3 million decrease due to the sale of certain assets during 2000 and 1999 and a $0.2 million decrease resulting from the use of the double-declining balance depreciation method which results in greater depreciation in the first years an asset is owned.

     (ii) A $0.2 million decrease in interest expense was due to the repayment of the Partnership's outstanding debt in 1999.

     (iii) A $0.1 million decrease in management fees to an affiliate resulted from the lower levels of lease revenues on owned equipment in the third quarter of 2000, when compared to the same period in 1999.

     (iv) Loss on revaluation of equipment increased $0.1 million during the third quarter of 2000 compared to the same period in 1999. In the third quarter of 2000, the Partnership reduced the carrying value of its trailers to their estimated net realizable value. No revaluation of equipment was required during the same period in 1999.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the third quarter of 2000 totaled $0.2, which resulted from the sale or disposal of marine containers, trailers and railcars with an aggregate net book value of $1.2 million, for proceeds of $1.4 million. For the third quarter of 1999, net gain on disposition of equipment totaled $2.4 million, which resulted from the sale or disposal of an aircraft, trailers, marine containers and railcars with an aggregate net book value of $2.6 million, for proceeds of $5.0 million.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                       For the Three Months
                                                        Ended September 30,
                                                       2000             1999
                                                    ----------------------------
  Aircraft                                          $    115         $    132
  Marine vessel                                          (32)             (27)
                                                    ----------------------------
        Equity in net income of USPEs               $     83         $    105
                                                    ============================

Aircraft: As of September 30, 2000 and 1999, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.1 million and $17,000, respectively, for the third quarter of 2000, compared to $0.1 million and $14,000, respectively, during the same period in 1999.

Marine vessel: As of September 30, 2000, the Partnership had no remaining interests in entities which owned marine vessels. Marine vessel revenues and expenses were $0.3 million and $0.3 million, respectively, during the third quarter of 1999. The Partnership's remaining partially-owned marine vessel was sold in the fourth quarter of 1999.

(E)  Net Income

As a result of the foregoing, the Partnership's net income was $0.1 million for the third quarter of 2000, compared to net income of $2.5 million during the same period of 1999. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the quarter ended September 30, 2000 is not necessarily indicative of future periods. In the third quarter of 2000, the Partnership distributed $0.8 million to the limited partners, or $0.10 per weighted-average limited partnership unit.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and equipment operating expenses) on owned equipment decreased during the nine months ended September 30, 2000 compared to the same period of 1999. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                        For the Nine Months
                                                        Ended September 30,
                                                       2000             1999
                                                    ----------------------------
  Railcars                                          $  1,680        $   1,876
  Aircraft                                               462              944
  Trailers                                               428              577
  Marine containers                                       57              120
  Marine vessel                                           --                1

Railcars: Railcar lease revenues and direct expenses were $2.2 million and $0.5 million, respectively, for the nine months ended September 30, 2000, compared to $2.4 million and $0.5 million, respectively, during the same period in 1999. The decrease in railcar contribution in the nine months ended September 30, 2000 was due to the disposition of railcars in 1999 and 2000.

Aircraft: Aircraft lease revenues and direct expenses were $0.6 million and $0.1 million, respectively, for the nine months ended September 30, 2000, compared to $2.4 million and $1.4 million, respectively, during the same period of 1999. The decrease in aircraft contribution in the nine months ended September 30, 2000 was due to the disposition of aircraft in 1999.

Trailers: Trailer lease revenues and direct expenses were $0.6 million and $0.2 million, respectively for the nine months ended September 30, 2000, compared to $0.8 million and $0.2 million, respectively, during the same period of 1999. The decrease in trailer contribution in the nine months ended September 30, 2000 was due to the disposition of trailers in 1999 and 2000.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $5,000, respectively, for the nine months ended September 30, 2000, compared to $0.1 million and $3,000, respectively, during the same period of 1999. The decrease in marine container contribution in the nine months ended September 30, 2000 was due to the disposition of marine containers in 1999 and 2000.

Marine vessel: Marine vessel lease revenues and direct expenses were $0.8 million and $0.8 million, respectively, for the nine months ended September 30, 1999. The Partnership's remaining wholly-owned marine vessel was sold in the fourth quarter of 1999.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.7 million for the nine months ended September 30, 2000 decreased from $5.6 million for the same period in 1999. Significant variances are explained as follows:

     (i) A $1.6 million decrease in depreciation and amortization expenses from 1999 levels resulted from a $1.1 million decrease due to the sale of certain assets during 2000 and 1999 and a $0.5 million decrease resulting from the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned.

     (ii) A $0.8 million decrease in interest expense was due to the repayment of the Partnership's outstanding debt in 1999.

     (iii) The $0.2 million decrease in the bad debt expense was due to the collection of $0.2 million receivable in the nine months ended September 30, 2000 that had previously been reserved for as bad debts. A similar recovery did not occur in 1999.

     (iv) A $0.1 million decrease in administrative expenses from 1999 levels due to reduced professional services required by the Partnership, resulting primarily from the reduced equipment portfolio.

     (v) A $0.2 million decrease in management fee to an affiliate resulted from the lower levels of lease revenues on owned equipment in the nine months ended September 30, 2000, when compared to the same period in 1999.

     (vi) The Partnership recorded a loss on revaluation of equipment of $0.1 million in the nine months ended September 30, 2000 in order to reduce the carrying value of its trailers to their estimated net realizable value. No revaluation of equipment was required during the same period in 1999.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the nine months ended September 30, 2000 totaled $0.3 million, which resulted from the sale or disposal of marine containers, trailers and railcars with an aggregate net book value of $1.5 million, for aggregate proceeds of $1.8 million. For the nine months ended September 30, 1999, net gain on disposition of equipment totaled $4.5 million, which resulted from the sale or disposal of an aircraft, marine containers, trailers and railcars with an aggregate net book value of $5.9 million, for aggregate proceeds of $10.4 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                        For the Nine Months
                                                        Ended September 30,
                                                       2000             1999
                                                    ----------------------------
  Aircraft                                          $    426          $   403
  Marine vessel                                          123             (312)
                                                    ----------------------------
        Equity in net income of USPEs               $    549          $    91
                                                    ============================

Aircraft: As of September 30, 2000 and 1999, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.4 million and $(19,000), respectively, for the nine months ended September 30, 2000, compared to $0.4 million and $45,000, respectively, during the same period in 1999. The decrease in expenses was due to a $0.1 million collection of a receivable that had been previously written-off as a bad debt. A similar event did not occur during the same period of 1999.

Marine vessel: As of September 30, 2000, the Partnership had no remaining interests in entities which owned marine vessels. Marine vessel revenues and expenses were $0.1 million and $(5,000), respectively, for the nine months ended September 30, 2000, compared to $0.7 million and $1.0 million, respectively, during the same period in 1999. Revenues decreased $0.7 million in the nine months ended September 30, 2000 due to the sale of the Partnership's only remaining marine vessel in the fourth quarter of 1999. This decrease was partially offset by the receipt of $0.1 million for an insurance claim in the nine months ended September 30, 2000. Expenses decreased as a result of the sale of the marine vessel.

(E)  Net Income

As a result of the foregoing, the Partnership's net income was $0.8 million for the nine months ended September 30, 2000, compared to net income of $2.6 million during the same period of 1999. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the nine months ended September 30, 2000 is not necessarily indicative of future periods. In the nine months ended September 30, 2000, the Partnership distributed $2.5 million to the limited partners, or $0.30 per weighted-average limited partnership unit. In addition, a special distribution of $4.3 million or $0.50 per weighted-average limited partnership unit was made in the nine months of 2000. There were no special distributions in the nine months ended September 30, 1999.



(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 2000, the Partnership generated $2.8 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations, but used undistributed available cash from prior periods and proceeds from equipment sales and liquidating distibutions from USPEs of approximately $4.4 million to make the distributions (total of $7.2 million in the nine months ended September 30, 2000, which includes a special distribution of $4.5 million) to the partners.

During the nine months ended September 30, 2000, the Partnership sold or disposed of marine containers, trailers, and railcars with an aggregate net book value of $1.5 million, for aggregate proceeds of $1.8 million.

Accounts receivable decreased $0.3 million during the nine months ended September 30, 2000 due to the timing of receipt of payments from lessees and the reduction in lease revenues.

Accounts payable and accrued expenses decreased $0.2 million during the nine months ended September 30, 2000 due to a decrease in trade accounts payable resulting from the reduction of the size of the Partnership's equipment portfolio.

Lessee deposits and reserve for repairs decreased $0.1 million during the nine months ended September 30, 2000 due to the decrease in reserves resulting from the sale of marine containers in 2000.

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

(III) OUTLOOK FOR THE FUTURE

The Partnership is in its active liquidation phase. The General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner anticipates that the liquidation of Partnership assets will be completed in 2001.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the first nine months of 2000, 79% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.)
currency. If these lessees currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payments.





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

                                           PLM EQUIPMENT GROWTH FUND IV
                                           By:    PLM Financial Services, Inc.
                                                  General Partner



Date: November 6, 2000
                                           By: /s/Richard K Brock
                                               Richard K Brock
                                               Chief Financial Officer