Form 10-K
period 2000-12-31
PLM EQUIPMENT GROWTH FUND IV
filed 2001-03-13
CIK 847517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________
                                    FORM 10-K


     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the fiscal year ended December 31, 2000.

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


        Registrant's telephone number, including area code (415) 974-1399
                             _______________________

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

An index of exhibits filed with this Form 10-K is located on page 22.

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

The offering of the units of the Partnership closed on March 28, 1990. As of December 31, 2000, there were 8,628,420 limited partnership units outstanding. The General Partner contributed $100 for its 5% general partner interest in the Partnership.

The Partnership has entered its liquidation phase and the General Partner is actively pursuing the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners. The liquidation phase will end on December 31, 2009, unless the Partnership is terminated earlier upon sale of all of the equipment or by certain other events. The General Partner anticipates that the liquidation of Partnership assets will be completed by the end of the year 2001.



Table 1, below, lists the equipment and the cost of equipment in the Partnership's portfolio, and the cost of an investment in an unconsolidated special-purpose entity, as of December 31, 2000 (in thousands of dollars):

                                                                TABLE 1

 Units                              Type                                    Manufacturer                     Cost
---------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

    277      Pressurized tank railcars                               Various                             $    8,340
     98      Woodchip gondola railcars                               General Electric                         2,341
    110      Bulkhead flat railcars                                  Marine Industries Ltd.                   2,153
     24      Nonpressurized tank railcars                            Various                                    502
    153      Refrigerated marine containers                          Various                                  4,115
    161      Various marine containers                               Various                                    552

                                                                                                         -----------
             Total owned equipment held for operating leases                                             $   18,003
                                                                                                         ===========

Owned equipment held for sale:
      1      737-200 stage II commercial aircraft                    Boeing                              $   14,692
      1      Dash 8-300 commuter aircraft                            Dehavilland                              5,748
                                                                                                         -----------
             Total owned equipment held for sale                                                         $   20,440
                                                                                                         ===========

             Total owned equipment                                                                       $   38,443 1
                                                                                                         ===========

Investment in an unconsolidated special-purpose entity:

   0.35      Equipment on direct finance lease:
               Two DC-9 stage III commercial aircraft                McDonnell-Douglas                   $    3,901 1,2
                                                                                                         ===========

1    Includes equipment and investments purchased with the proceeds from capital contributions,  undistributed  cashflow from  operations,  and  Partnership
     borrowings.   Includes  costs   capitalized   subsequent  to  the  date  of
     acquisition  and  equipment  acquisition  fees  paid to PLM  Transportation
     Equipment Corporation,  a wholly-owned subsidiary of FSI. All equipment was used  equipment at the time of purchase.

2    Jointly Owned: EGF IV and two affiliated programs.


The Partnership's aircraft is generally leased under operating leases with terms of eight years. The Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on fixed rate with terms of one to six years. Lease revenues for trailers that operated in rental yards owned by PLM Rental, Inc. were based on a fixed rate for a specific period of time.

Rental income related to trailers was reported as revenue in accordance with Financial Accounting Standards Board Statement No. 13 "Accounting for Leases". Direct expenses associated with the equipment were charged directly to the Partnership. An allocation of other indirect expenses of the rental yard operations was charged to the Partnership monthly.

The lessees of the equipment include, but are not limited to: Aero California, Transamerica Leasing, and Canadian Pacific Railways.



(B)  Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc.(IMI), a wholly-owned subsidiary of FSI, for the management of the Partnership's equipment. The Partnership's management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the audited financial statements).

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

The Partnership also competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), General Electric Railcar Services Corporation, General Electric Capital Aviation Services Corporation, and other investments programs that lease the same types of equipment.

(D)  Demand

The Partnership currently operates in three primary operating segments: aircraft leasing, marine container leasing, and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. Except for those aircraft leased to passenger air carriers, the Partnership's equipment and investments are used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)      Aircraft

(a)      Commercial aircraft

Both Boeing and Airbus Industries have predicted that the rate of growth in the demand for air transportation services will be relatively robust for the next 20 years. Boeing has predicted that the demand for passenger services will grow at an average rate of about 4.8% per year and the demand for cargo traffic will grow at about 6.4% per year during that period. Such growth will require a substantial increase in the numbers of commercial aircraft. According to Boeing, as of the end of 1999, the world fleet of jet powered commercial aircraft included a total of about 13,670 airplanes. That total included 11,994 passenger aircraft with 50 seats or more and 1,676 freighter aircraft. Boeing predicts that by the end of 2019 that fleet will grow to about 31,755 aircraft including 28,558 passenger aircraft with 50 seats or more and 3,197 freighter aircraft. To support this growth, Boeing received 502 new aircraft orders in the first ten months of 2000 and Airbus received 427.

Airline economics will also require aircraft to be retained in active commercial service for longer periods than previously expected. Consequently, the market for environmentally acceptable and economically viable aircraft will continue to be robust and such aircraft will command relatively high residual values. In general, aircraft values have tended to grow at about 3% per year. Lease rates should also grow at similar rates. However, such rates are subject to variation depending on the state of the world economy and the resultant demand for air transportation services.

(b)      Commuter aircraft

Regional jets have been well received in the commuter market. This has resulted in an increase in demand for regional jets at the expense of turboprops. Turboprop manufacturers are cutting back on production due to this reduced demand. The uncertainty of the future market for turboprops has an adverse effect on turboprop lease rates and residual values.

The Partnership leases one commuter turboprop containing 50 seats. This aircraft flies in North America, which continues to be the fastest-growing market for commuter aircraft in the world. The Partnership's aircraft possess unique performance capabilities, compared to other turboprops, which allow them to readily operate at maximum payloads from unimproved surfaces, hot and high runways, and short runways.

The Partnership's turboprop remained on lease throughout 2000 and its lease rate was constant. However as this aircraft was reclassed as an asset held for sale by the end of 2000 the sale price will be affected due to the decrease in residual value for all turboprops.

(2)  Railcars

(a)  Pressurized Tank Railcars

Pressurized tank cars are used to transport liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). The United States (U.S.) markets for natural gas are industrial applications (46% of estimated demand in 2000), residential use (21%), electrical generation (15%), commercial applications (15%), and transportation (3%). Natural gas consumption is expected to grow over the next few years as most new electricity generation capacity planned for is expected to be natural gas fired. Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, the status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the U.S. dollar. Population growth and dietary trends also play an indirect role.

On an industry wide basis, North American carloadings of the commodity group that includes petroleum and chemicals increased 1% in 2000, compared to 1999.
Consequently, demand for pressurized tank cars remained relatively constant during 2000, with utilization of this type of railcar within the Partnership remaining above 98%. While renewals of existing leases continue at similar rates, some cars continue to be renewed for "winter only" terms of approximately six months. As a result, there are many pressurized tank cars up for renewal in the spring of 2001.

(b)  Woodchip Gondolas Railcars

These railcars are used to transport woodchips from sawmills to pulp mills, where the woodchips are converted into pulp. Thus, demand for woodchip cars is directly related to demand for paper, paper products, particleboard, and plywood. In Canada, where the Partnership's woodchip railcars operate, 2000 carloadings of forest products increased 2% over 1999 levels.

Over the 2001-04 forecast period, U.S. market pulp suppliers should experience increased global demand and a corresponding increase in domestic sales as product shipments increase about 2% annually over these years.

(c)  Bulkhead Flat Railcars

Bulkhead flatcars are used to transport pulpwood from sawmills to pulp mills. High-grade pulpwood is used to make paper, while low-grade pulpwood is used to make particleboard and plywood. In Canada, where the Partnership's bulkhead flatcars operate for the year, 2000 carloadings of forest products increased 2% over 1999 levels.

Over the 2001-04 forecast period, U.S. market pulp suppliers should experience increased global demand and a corresponding increase in domestic sales as product shipments increase about 2% annually over these years.

(d)  Nonpressurized, General Purpose Tank Railcars

These cars are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating oils, molten sulfur, vegetable oils and corn syrup. This car type continued to be in high demand during 2000. The overall health of the market for these types of commodities is closely tied to both the U.S. and global economies, as reflected in movements in the Gross Domestic Product, personal consumption expenditures, retail sales, and currency exchange rates. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Within North America, 2000 carloadings of the commodity group that includes chemicals and petroleum products rose 1% over 1999 levels. Utilization of the Partnership's nonpressurized tank cars remained above 98% during 2000.

(3)  Marine Containers

The Partnership's fleet of both standard dry and specialized containers is in excess of twelve years of age, and is generally no longer suitable for use in international commerce, either due to its specific physical condition, or the lessees' preferences for newer equipment. As individual containers are returned from their specific lessees, they are being marketed for sale on an 'as is, where is' basis. The market for such sales, although highly dependent upon the specific location and type of container, has continued to be strong over the last several years, as it relates to standard dry containers. The Partnership has in the last year experienced reduced residual values on the sale of refrigerated containers, due primarily to technological obsolesence associated with this equipment's refrigeration machinery.

(E)  Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Partnership. Such regulations include but are not limited to:

     (1) the U.S. Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. In addition, under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership has one Stage II aircraft that does not meet Stage III requirements. As of December 31, 2000, this aircraft was reclassed as asset held for sale. The cost to install a hushkit to meet quieter Stage III requirements is approximately $2.0 million, depending on the type of aircraft.

     (2) the Montreal Protocol on Substances that Deplete the Ozone Layer and the United States Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and that are used extensively as refrigerants in refrigerated marine cargo containers.

     (3) the U.S. Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials which apply particularly to the Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000, all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 214 non-jacketed tank railcars and 87 jacketed tank railcars of which a total of 10 tank railcars have been inspected with no reportable defects.

As of December 31, 2000, the Partnership was in compliance with the above government regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.  PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interests in entities that own equipment for leasing purposes. As of December 31, 2000, the Partnership owned a portfolio of transportation and related equipment and an investment in equipment owned by an unconsolidated special-purpose entity (USPE) as described in Item I, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $174.8 million through the first half of 1990, proceeds from the debt financing of $33.0 million and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3.  LEGAL PROCEEDINGS

PLM International, (the Company) and various of its wholly owned subsidiaries are defendants in a class action lawsuit filed in January 1997 and which is pending in the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund
VI), and PLM Equipment Growth & Income Fund VII (Fund VII), collectively (the Funds), each a California limited partnership for which the Company's wholly owned subsidiary, PLM Financial Services, Inc. (FSI) acts as the General Partner.

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

In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No.987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in the Funds. The complaint alleges the same facts and the same causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices and violations of state securities law. In July 1997, defendants filed a petition (the petition) in federal district court under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims. In October 1997, the district court denied the Company' s petition, but in November 1997, agreed to hear the Company's motion for reconsideration. Prior to reconsidering its order, the district court dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution.

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

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Fund V, Fund VI and Fund VII of up to 10% of that Partnership's outstanding units for 80% of net asset value per unit; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. Subject to final court approval, these proposed changes would be made as amendments to each Fund's limited partnership agreement if less than 50% of the limited partners of each Fund vote against such amendments. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Fund funds in the event, if ever, that certain performance thresholds have been met by the Funds. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on August 30, 2000 held any units in Fund V, Fund VI, and Fund VII, and their assigns and successors in interest.

The court preliminarily approved the monetary and equitable settlements in August 2000, and information regarding each of the settlements was sent to class members in September 2000. The monetary settlement remains subject to certain conditions, including final approval by the court following a final fairness hearing. The equitable settlement remains subject to certain conditions, including judicial approval of the proposed amendments and final approval of the equitable settlement by the court following a final fairness hearing.

A final fairness hearing was held on November 29, 2000 and the parties await the court's decision. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2000.


























                      (this space intentionally left blank)


                                     PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP's EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is generally entitled to a 5% interest in the profits, losses and distributions of the Partnership. The General Partner is the sole holder of such interest. Special allocations of income are made to the General Partner equal to the deficit balance, if any, in the capital account of the General Partner. The General Partner's annual allocation of net income will generally be equal to the General Partner's cash distributions paid during the current year. The remaining interests in the profits, losses and distributions of the Partnership are owned, as of December 31, 2000, by the 9,220 holders of units in the Partnership.

There are several secondary markets that will facilitate sales and purchases of units. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, are generally viewed as inefficient vehicles for the sale of units. Presently, there is no public market for the units and none is likely to develop. To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the units will not be transferable without the consent of the General Partner, which may be withheld at its absolute discretion. The General Partner intends to monitor transfers of units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not an U.S. citizen or if the transfer would cause any portion of the units of a "Qualified Plan" as defined by the Employee Retirement Income Security Act of 1974 and Independent Retirement Accounts to exceed the limit allowable. The Partnership may redeem a certain number of units each year. As of December 31, 2000, the Partnership had repurchased a cumulative total of 121,580 units at a cost of $1.6 million. The General Partner does not intend to repurchase any additional units on behalf of the Partnership in the future.
















                      (this space intentionally left blank)



ITEM 6.  SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                                                TABLE 2

                                                   For the Years Ended December 31,
                                    (In thousands of dollars, except weighted-average unit amounts)

                                                  2000           1999           1998            1997            1996
                                               --------------------------------------------------------------------------

  Operating results:
    Total revenues                             $   4,847      $  14,651      $  10,768       $  16,378       $  22,120
    Net gain (loss) on disposition of
      equipment                                      303          6,357           (464)          2,830           3,179
    Loss on revaluation of equipment                 106             --             --              --              --
    Equity in net income (loss) of uncon-
      solidated special-purpose entities             673          2,224            348           2,952            (331)
    Net income (loss)                                897          6,408         (1,127)          2,098          (4,119)

  At year-end:
    Total assets                               $  12,863      $  20,185      $  31,250       $  46,089       $  59,009
    Total liabilities                                729            843         14,683          24,862          34,100
    Notes payable                                     --             --         12,750          21,000          29,250

  Cash distribution                            $   3,564      $   3,633      $   3,533       $   5,780       $   7,271
  Special cash distribution                        4,541             --             --              --              --

  Total cash distribution                      $   8,105      $   3,633      $   3,533       $   5,780       $   7,271

  Total cash distribution representing a
      return of capital to the limited
      partners                                 $   7,208      $       0      $   3,351       $   3,682       $   6,908

  Per weighted-average limited
      partnership unit:

  Net income (loss)                            $    0.06 1    $    0.72 1    $   (0.15)1     $    0.21 1     $   (0.52)1

  Cash distribution                            $    0.39      $    0.40      $    0.39       $    0.64       $    0.80
  Special cash distribution                         0.50             --             --              --              --

  Total cash distribution                      $    0.89      $    0.40      $    0.39       $    0.64       $    0.80

  Total cash distribution representing a
      return of capital to the limited
      partners                                 $    0.84      $     N/A      $    0.39       $    0.43       $    0.80


1    After  reduction of income of $359 ($0.04 per  weighted-average  depositary unit) in 2000, $138 ($0.02 per  weighted-average  depositary unit) in 1999,
     $238 ($0.03 per weighted-average  depositary unit) in 1998, $190 ($0.02 per
     weighted-average   depositary   unit)  in  1997,   and  $569   ($0.07   per
     weighted-average  depositary unit) in 1996, representing allocations to the
     General Partner (see Note 1 to the financial statements).




ITEM 7 MANAGEMENT's DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

(B)  Results of Operations - Factors Affecting Performance

(1)  Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for the Partnership's equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 2000 primarily in its aircraft, marine container, and railcars portfolios.

     (a) Aircraft: The Partnership owns a Boeing 737-200 Stage II aircraft that has been off-lease throughout 2000 and 1999. This aircraft was reclassed as asset held for sale as of December 31, 2000.

     (b) The Partnership's remaining marine container portfolio operates in utilization-based leasing pools and, as such, is exposed to considerable repricing activity. The Partnership's marine container contributions declined from 1999 to 2000 due to equipment sales during 1999 and 2000.

     (c) Railcars: The Partnership's railcar contributions declined from 1999 to 2000, due to equipment sales during 1999 and 2000.

(2)  Equipment Liquidations and Nonperforming Lessees

Liquidation  of  Partnership   equipment  and   investments  in   unconsolidated
special-purpose entities (USPEs) represents a reduction in the size of the equipment portfolio, and will result in reduction of contributions to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the lease terms, can result not only in reductions in net contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession or legal fees. The Partnership experienced the following in 2000:

     (a)  Liquidations:   During  2000,  the  Partnership   disposed  of  marine
containers, railcars, and trailers, for proceeds of $1.9 million.

     (b) Nonperforming lessees: In 1997, the Partnership repossessed one aircraft from a lessee that did not comply with the terms of the lease agreement. The Partnership incurred legal fees, repossession costs, and repair costs associated with this aircraft. In addition, the Partnership wrote off all outstanding receivables from this lessee. This aircraft remained off lease throughout 1999 and 2000 and was reclassed as assets held for sale as of December 31, 2000.



(3)  Equipment Valuation

In accordance with Financial Accounting Standards Board statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's equipment portfolio at least quarterly, and whenever circumstances indicate that the carrying value of an asset may not be recoverable in relation to expected future market conditions, for the purpose of assessing the recoverability of the recorded amounts. If projected undiscounted future cash flows and fair value are lower than the carrying value of the equipment, a loss on revaluation is recorded. A $0.1 million loss on revaluation was recorded during 2000. No reductions to the equipment carrying values were required for the years ended December 31, 1999 or 1998.

(C) Financial  Condition -- Capital  Resources,  Liquidity,  and Unit Redemption
    Plan

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from the limited partners are permitted under the terms of the Partnership's limited partnership agreement. As of December 31, 2000, the Partnership had no outstanding indebtedness. The Partnership relies on operating cash flow and proceeds from sale of equipment to meet its operating obligations and make cash distributions to the limited partners.

For the year ended December 31, 2000, the Partnership generated $3.3 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations and make distributions (total of $8.1 million in 2000) to the partners, but also used undistributed available cash from prior periods including proceeds from the sale of equipment of approximately $4.8 million.

During the year ended December 31, 2000, the Partnership sold or disposed of marine containers, railcars, and trailers for aggregate proceeds of $1.9 million.

Accounts payable and accrued expenses decreased $0.1 million due to the reduction of the equipment portfolio.

Investment in unconsolidated special-purpose entities (USPE) decreased $0.3 million. The decrease was due to a $0.9 million distribution to the Partnership, partially offset by net income from the USPE of $0.7 million during 2000.

The Partnership is in its active liquidation phase. As a result, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels may be reduced, significant asset sales may result in potential special distributions to the partners.

Pursuant to the terms of the limited partnership agreement, beginning January 1, 1993, if the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds during any calendar year, then the Partnership may redeem up to 2% of the outstanding units each year, subject to certain terms and conditions. The purchase price to be offered for such units is to be equal to 110% of the unrecovered principal attributed to the units. Unrecovered principal is defined as the excess of the capital contribution attributable to a unit over the distributions from any source paid with respect to that unit. The Partnership does not intend to repurchase any units in the future.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.



(D)  Results of Operations - Year-to-Year Detailed Comparison

(1) Comparison of Partnership's Operating Results for the Years Ended December 31, 2000 and 1999

(a)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2000, compared to the same period of 1999. Gains or losses from the sale of equipment and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are more indirect in nature, not a result of operations but more the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                         For the Years Ended
                                                            December 31,
                                                        2000             1999
                                                     ---------------------------
  Railcars                                           $  2,202         $  2,448
  Aircraft                                                648            1,061
  Trailers                                                428              786
  Marine containers                                        72              138
  Marine vessel                                            --              (81)

Railcars: Railcar lease revenues and direct expenses were $2.9 million and $0.7 million, respectively, in 2000, compared to $3.1 million and $0.7 million, respectively, during 1999. The decrease in railcar contribution in 2000 was due to the sale of railcars in 2000 and 1999.

Aircraft: Aircraft lease revenues and direct expenses were $0.8 million and $0.1 million, respectively, for the year ended December 31, 2000, compared to $2.6 million and $1.5 million, respectively, during the same period of 1999. The decrease in aircraft contribution in 2000 was due to the disposition of aircraft in 1999.

Trailers: Trailer lease revenues and direct expenses were $0.6 million and $0.2 million, respectively, for the year ended December 31, 2000, compared to $1.1 million and $0.3 million, respectively, during the same period of 1999. The decrease in trailer contribution in 2000 was due to the disposition of trailers in 1999 and 2000. All of the Partnership's trailers were sold during 2000.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $6,000, respectively, in 2000, compared to $0.1 million and $5,000, respectively, during 1999. The decrease in marine containers contribution in 2000 was due to the disposition of marine containers in 1999 and 2000.

Marine vessel: Marine vessel lease revenues and direct expenses were zero in 2000, compared to $1.1 million and $1.1 million, respectively, in 1999. The decrease in lease revenues and direct expenses in 2000, compared to 1999, was due to the sale of the remaining marine vessel in the fourth quarter of 1999.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.5 million for the year ended December 31, 2000, decreased from $6.7 million for the same period in 1999. The significant variances are explained as follows:

     (i) A $2.0 million decrease in depreciation and amortization expenses from 1999 levels resulted from the sale of certain assets during 2000 and 1999.

     (ii)A $1.0 million decrease in interest expense was due to the repayment of the Partnership's debt in 1999.

     (iii) A $0.2 million decrease in general and administrative expenses from 1999 levels was due to the reduction of the size of the Partnership's equipment portfolio.

     (iv)A $0.2 million decrease in management fees to an affiliate reflects the lower levels of lease revenues on owned equipment in 2000, compared to 1999.

     (v) A $0.1 million increase in bad debt expenses in 2000 compared to 1999 was due to fewer recoveries of doubtful accounts in 2000 compared to 1999. $0.2 million was collected from unpaid invoices that had previously been reserved for as bad debts during 2000 compared to the collection of $0.3 million in 1999.

     (vi)An increase of $0.1 million in revaluation of equipment was due to the loss on revaluation of trailer equipment in 2000. A similar loss did not occur in 1999.

(c)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment in 2000 totaled $0.3 million, which resulted from the sale of railcars, trailers and marine containers with an aggregate net book value of $1.6 million, for aggregate proceeds of $1.9 million. The net gain on disposition of equipment in 1999 totaled $6.4 million that resulted from the sale of a marine vessel, aircraft, railcars, trailers and marine containers with an aggregate net book value of $8.8 million, for aggregate proceeds of $15.2 million

(d)  Equity in Net Income of Unconsolidated Special Purpose Entities

Net income generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                         For the Years Ended
                                                            December 31,
                                                        2000             1999
                                                     ---------------------------
  Aircraft                                           $    538         $    470
  Marine vessels                                          135            1,754
                                                     ---------------------------
    Equity in Net Income of USPEs                    $    673         $  2,224
                                                     ===========================

Aircraft: As of December 31, 2000 and 1999, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.5 million and a credit of $3,000, respectively, for the year ended December 31, 2000, compared to $0.6 million and $0.1 million, respectively, during the same period in 1999. The aircraft revenues decreased $0.1 million due to decreasing finance lease receivable based on lease payments schedules. The Partnership's share of expenses decreased $0.1 million due to the increase in bad debt expense to reflect the General Partner's evaluation of the collectibility of receivables due from the aircraft's lessee.

Marine vessel: As of December 31, 2000, the Partnership had no remaining interests in entities that owned marine vessels. During the year ended December 31, 2000, marine vessel revenues of $0.1 million resulted from an insurance settlement. During the year ended December 31, 1999, lease revenues of $1.1 million and the gain of $1.9 million from the sale of the Partnership's interest in an entity that owned a marine vessel were offset by depreciation, direct and administrative expenses of $1.2 million. The decrease in income from an entity that owned marine vessels was due to the sale of the Partnership's interest in an entity that owned a marine vessel in 1999.

(e)  Net Income

As a result of the foregoing, the Partnership's net income was $0.9 million for the year ended December 31, 2000, compared to $6.4 million during the same period of 1999. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the year ended December 31, 2000 is not necessarily indicative of future periods. In the year ended December 31, 2000, the Partnership distributed $7.7 million to the limited partners, or $0.89 per weighted-average limited partnership unit.



(2) Comparison of Partnership's Operating Results for the Years Ended December 31, 1999 and 1998

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

(d)  Equity in Net Income of Unconsolidated Special Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                       For the Years Ended
                                                          December 31,
                                                      1999             1998
                                                   ----------------------------
  Marine vessels                                   $  1,754         $   (306)
  Aircraft                                              470              654
                                                   ----------------------------
    Equity in Net Income of USPEs                  $  2,224         $    348
                                                   ============================

Marine vessel: During the year ended December 31, 1999, lease revenues of $1.1 million and the gain from the sale of the Partnership's interest in an entity owning a marine vessel of $1.9 million sold in the fourth quarter of 1999 were offset by depreciation, direct and administrative expenses of $1.2 million. During the year ended December 31, 1998, revenues of $1.2 million were offset by depreciation, direct and administrative expenses of $1.5 million. Direct expenses decreased $0.1 million due to lower required scheduled drydock expenses in 1999 compared to 1998. In addition, direct expenses decreased $0.1 million due to certain repairs required in 1998 that were not necessary in 1999. Also, expenses decreased $0.1 million for the year ended December 31, 1999 compared to the same period in 1998, due to lower depreciation expense as a result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

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

The Partnership's owned equipment on lease to United States (U.S.)-domiciled lessees consists of trailers and railcars. During 2000, U.S. lease revenues accounted for 21% of the total lease revenues from wholly and partially owned equipment. U.S. operations resulted in a net loss of $0.5 million.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consists of railcars and aircraft. During 2000, Canadian lease revenues accounted for 77% of the total lease revenues from wholly and partially owned equipment. Canadian operations generated a net income of $1.3 million.

The Partnership's owned equipment on lease to lessees in the rest of the world consisted of marine containers. During 2000, lease revenues for these lessees accounted for 2% of the total lease revenues from wholly and partially owned equipment. Net loss from this region was $0.1 million.

(F)  Inflation

Inflation had no significant impact on the Partnership's operations during 2000, 1999, or 1998.

(G)  Forward-Looking Information

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

(H)  Outlook for the Future

The Partnership is in its active liquidation phase. The General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner anticipates that the liquidation of Partnership assets will be completed by the end of the year 2001.

Several factors may affect the Partnership's operating performance in the year 2001, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership's equipment and its investment in a USPE will cause a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in the year 2001 include:

1. One of the Partnership's aircraft has been off-lease for approximately three years. This Stage II aircraft required extensive repairs and maintenance and the Partnership has had difficulty selling its aircraft. This aircraft was reclassed to an asset held for sale as of December 31, 2000.

2. The Partnership's fleet of both standard dry and specialized marine containers is in excess of twelve years of age and is generally no longer suitable for use in international commerce either due to its specific physical condition, or lessees preferences for newer equipment. Demand for the Partnership's marine containers will continue to be weak due to the age of the fleet.

3. The softening in the railcars market has lead to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

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

Several other factors may affect the Partnership's operating performance in the year 2001, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

(1)  Repricing Risk

Certain of the Partnership's marine containers and railcars will be remarketed in 2001 as existing leases expire, exposing the Partnership to some repricing risk/opportunity. Additionally, the Partnership entered its liquidation phase on January 1, 1999 and has commenced an orderly liquidation of the Partnership's assets. In either case, the General Partner intends to sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance.

(2)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with any accuracy and preclude the General Partner from determining the impact of such changes on Partnership operations, or sale of equipment. Under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership has Stage II aircraft that does not meet Stage III requirements. As of December 31, 2000, this aircraft was reclassed to an asset held for sale. Furthermore, the Federal Railroad Administration has mandated that effective July 1, 2000, all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 214 non-jacketed tank railcars and 87 jacketed tank railcars of which a total of 10 tank railcars have been inspected with no reportable defects.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During 2000, 79% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.









                     (This space intentionally left blank.)


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name                     Age          Position
------------------------ ------------ ------------------------------------------------------------------

Stephen M. Bess          55           President, PLM Financial Services, Inc., PLM Investment
                                      Management, Inc. and PLM Transportation Equipment Corporation,
                                      Director of PLM Financial Services, Inc.

Richard K Brock          38           Vice President and Chief Financial Officer, PLM Financial
                                      Services, Inc., PLM Investment Management, Inc. and PLM
                                      Transportation Equipment Corporation, Director of PLM Financial
                                      Services, Inc.

Susan C. Santo           38           Vice President, Secretary, and General Counsel, PLM Financial
                                      Services, Inc., Director of PLM Financial Services, Inc.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc. in July 1997. Mr. Bess has served as President of PLM Investment Management, Inc., an indirect wholly-owned subsidiary of PLM International, since August 1989, and as an executive officer of certain other of PLM International's subsidiaries or affiliates since 1982.

Richard K Brock was appointed a Director of PLM Financial Services, Inc. in October 1, 2000. Mr. Brock was appointed as Vice President and Chief Financial Officer of PLM International and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

Susan C. Santo was appointed a Director of PLM Financial Services, Inc., a subsidiary of PLM International, in October 1, 2000. Miss Santo was appointed as Vice President, Secretary, and General Counsel of PLM International and PLM Financial Services, Inc. in November 1997. She has worked as an attorney for PLM International and PLM Financial Services, Inc. since 1990 and served as its Senior Attorney from 1994 until her appointment as General Counsel.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership has no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A)  Security Ownership of Certain Beneficial Owners

          The General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership subject to certain allocations of income. As of December 31, 2000, no investor was known by the General Partner to beneficially own more than 5% of the limited partnership units.


     (B)  Security Ownership of Management

          Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates own any limited partnership units of the Partnership as of December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Transactions with Management and Others

          During 2000, management fees to PLM Investment Management, Inc. (IMI) were $0.3 million. The Partnership reimbursed PLM Financial Services, Inc. (FSI) and its affiliates $0.4 million for administrative and data processing services performed on behalf of the Partnership in 2000.

          During 2000, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees, $17,000, and administrative and data processing services, $5,000.



















                      (this space intentionally left blank)



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)  1. Financial Statements

          The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

          2. Financial Statements required under Regulation S-X Rule 3-09

          The following financial statements are filed as Exhibits of this Annual Report on Form 10K:

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



Date:  March 12, 2001           PLM EQUIPMENT GROWTH FUND IV
                                PARTNERSHIP

                                By:      PLM Financial Services, Inc.
                                         General Partner


                                By:      /s/ Stephen M. Bess
                                         Stephen M. Bess
                                         President and Chief Executive Officer


                                By:      /s/ Richard K Brock
                                         Richard K Brock
                                         Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                Capacity                            Date


*
Stephen M. Bess     Director, FSI                       March 12, 2001


*
Richard K Brock     Director, FSI                       March 12, 2001


*
Susan C. Santo      Director, FSI                       March 12, 2001


*Susan Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



/s/ Susan C. Santo
Susan C. Santo
Attorney-in-Fact



                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          INDEX TO FINANCIAL STATEMENTS


                                  (Item 14(a))


                                                                           Page

Independent auditors' report                                                25

Balance sheets as of December 31, 2000 and 1999                             26

Statements of operations for the years ended
     December 31, 2000, 1999, and 1998                                      27

Statements of changes in partners' capital for the years
     ended December 31, 2000, 1999, and 1998                                28

Statements of cash flows for the years ended
     December 31, 2000, 1999, and 1998                                      29

Notes to financial statements                                              30-41

Independent auditor report on financial statement schedule                  42

Schedule II Valuation Accounts                                              43


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

We have conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, PLM Equipment Growth Fund IV, in accordance with the limited partnership agreement, entered its liquidation phase on January 1, 1999 and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2009, unless terminated earlier upon sale of all equipment or by certain other events. The General Partner anticipates that the liquidation of Partnership assets will be completed by the end of the year 2001.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund IV as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/  KPMG LLP

SAN FRANCISCO, CALIFORNIA
March 2, 2001



                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                                  DECEMBER 31,
                 (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AMOUNTS)



                                                                             2000                1999
                                                                         ---------------------------------
  Assets

  Equipment held for operating leases, at cost                           $   18,003            $  45,468
  Less accumulated depreciation                                             (13,436 )            (34,920)
                                                                         ---------------------------------
                                                                              4,567               10,548
  Equipment held for sale                                                     1,931                   --
  --------------------------------------------------------------------------------------------------------
      Net equipment                                                           6,498               10,548

  Cash and cash equivalents                                                   2,742                5,587
  Restricted cash                                                               272                  147
  Accounts receivable, less allowance for doubtful
      accounts of $5 in 2000 and $2,843 in 1999                                 171                  440
  Investments in unconsolidated special-purpose entities                      3,143                3,415
  Prepaid expenses and other assets                                              37                   48
                                                                         ---------------------------------

        Total assets                                                     $   12,863            $  20,185
                                                                         =================================

  Liabilities and partners' capital

  Liabilities
  Accounts payable and accrued expenses                                  $      186            $     292
  Due to affiliates                                                             174                  211
  Lessee deposits and reserve for repairs                                       369                  340
                                                                         ---------------------------------
    Total liabilities                                                           729                  843

  Partners' capital
  Limited partners (8,628,420 limited partnership units
      as of December 31, 2000 and 1999)                                      12,134               19,342
  General Partner                                                                --                   --
                                                                         ---------------------------------
    Total partners' capital                                                  12,134               19,342
                                                                         ---------------------------------

        Total liabilities and partners' capital                          $   12,863            $  20,185
                                                                         =================================

















                 See accompanying notes to financial statements.



                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
         (IN THOUSANDS OF DOLLARS EXCEPT WEIGHTED-AVERAGE UNIT AMOUNTS)


                                                                            2000            1999           1998
                                                                         -------------------------------------------
  Revenues

  Lease revenue                                                          $   4,385       $   8,054      $  10,981
  Interest and other income                                                    159             240            251
  Net gain (loss) on disposition of equipment                                  303           6,357           (464)
                                                                         -------------------------------------------
    Total revenues                                                           4,847          14,651         10,768

  Expenses

  Depreciation and amortization                                              2,320           4,291          5,802
  Repairs and maintenance                                                      982           2,838          1,905
  Equipment operating expenses                                                  34             797            805
  Insurance expense to affiliate                                                --              --            (88)
  Other insurance expenses                                                      85             102            285
  Management fees to affiliate                                                 274             475            622
  Interest expense                                                              --           1,016          1,652
  General and administrative expenses to affiliates                            395             530            584
  Other general and administrative expenses                                    609             691            667
  (Recovery of) provision for bad debts                                       (182)           (273)             9
  Loss on revaluation of equipment                                             106              --             --
                                                                         -------------------------------------------
        Total expenses                                                       4,623          10,467         12,243

  Equity in net income of unconsolidated
      special-purpose entities                                                 673           2,224            348
                                                                         -------------------------------------------

        Net income (loss)                                                $     897       $   6,408      $  (1,127)
                                                                         ===========================================

  Partners' share of net income (loss)

  Limited partners                                                       $     492       $   6,226      $  (1,309)
  General Partner                                                              405             182            182
                                                                         -------------------------------------------

        Total                                                            $     897       $   6,408      $  (1,127)
                                                                         ===========================================

  Limited partners' net income (loss) per weighted-average
    partnership unit                                                     $    0.06       $    0.72      $   (0.15)
                                                                         ===========================================

  Cash distribution                                                      $   3,564       $   3,633      $   3,533
  Special cash distribution                                                  4,541              --             --
                                                                         -------------------------------------------
  Total distribution                                                     $   8,105       $   3,633      $   3,533
                                                                         ===========================================

  Per weighted-average partnership unit:
  Cash distribution                                                      $    0.39       $    0.40      $    0.39
  Special cash distribution                                                   0.50              --             --
                                                                         -------------------------------------------
  Total distribution per weighted-average partnership unit               $    0.89       $    0.40      $    0.39
                                                                         ===========================================




                 See accompanying notes to financial statements.



                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                            (IN THOUSANDS OF DOLLARS)



                                                         Limited            General
                                                         Partners           Partner            Total
                                                       -------------------------------------------------

    Partners' capital as of December 31, 1997          $   21,227          $    --          $  21,227

  Net income (loss)                                        (1,309)             182             (1,127)

  Cash distribution                                        (3,351)            (182)            (3,533)
                                                       -------------------------------------------------

    Partners' capital as of December 31, 1998              16,567               --             16,567

  Net income (loss)                                         6,226              182              6,408

  Cash distribution                                        (3,451)            (182)            (3,633)
                                                       -------------------------------------------------

    Partners' capital as of December 31, 1999              19,342               --             19,342

  Net income                                                  492              405                897

  Cash distribution                                        (3,386)            (178)            (3,564)

  Special cash distribution                                (4,314)            (227)            (4,541)

                                                       -------------------------------------------------
    Partners' capital as of December 31, 2000          $   12,134          $    --          $  12,134
                                                       =================================================


























                 See accompanying notes to financial statements.



                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                            (IN THOUSANDS OF DOLLARS)


                                                                             2000            1999           1998
                                                                         --------------------------------------------
  Operating activities
  Net income (loss)                                                      $      897      $    6,408      $  (1,127)
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                             2,320           4,291          5,802
    Net (gain) loss on disposition of equipment                                (303)         (6,357)           464
    Loss on revaluation of equipment                                            106              --             --
    Equity in net income of unconsolidated special-
      purpose entities                                                         (673)         (2,224)          (348)
    Changes in operating assets and liabilities:
      Restricted cash                                                          (125)             --            100
      Accounts receivable, net                                                  269             458            127
      Prepaid expenses and other assets                                          11               2              8
      Accounts payable and accrued expenses                                    (106)           (271)          (534)
      Due to affiliates                                                         (37)            (33)           (12)
      Lessee deposits and reserve for repairs                                    29            (786)        (1,383)
                                                                         --------------------------------------------
        Net cash provided by operating activities                             2,388           1,488          3,097
                                                                         --------------------------------------------

  Investing activities
  Purchase of equipment and capital repairs                                      (7)             (9)            --
  Proceeds from disposition of equipment                                      1,934          15,165          1,449
  Distribution from liquidation of unconsolidated
      special-purpose entities                                                   --           3,807          3,470
  Distribution from unconsolidated special-purpose entities                     945             741            895
                                                                         --------------------------------------------
        Net cash provided by investing activities                             2,872          19,704          5,814
                                                                         --------------------------------------------

  Financing activities
  Repayment of notes payable                                                     --         (12,750)        (8,250)
  Cash distribution paid to limited partners                                 (7,700)         (3,451)        (3,351)
  Cash distribution paid to General Partner                                    (405)           (182)          (182)
                                                                         --------------------------------------------
        Net cash used in financing activities                                (8,105)        (16,383)       (11,783)
                                                                         --------------------------------------------

  Net (decrease) increase in cash and cash equivalents                       (2,845)          4,809         (2,872)

  Cash and cash equivalents at beginning of year                              5,587             778          3,650
                                                                         --------------------------------------------

  Cash and cash equivalents at end of year                               $    2,742      $    5,587      $     778
                                                                         ============================================

  Supplemental information
  Interest paid                                                          $       --      $    1,016      $   1,652
                                                                         ============================================










                 See accompanying notes to financial statements.


                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

     The Partnership will terminate on December 31, 2009, unless terminated earlier upon sale of all equipment or by certain other events. On January 1, 1999, the General Partner began the liquidation phase of the Partnership with the intent to commence an orderly liquidation of the Partnership assets. During the liquidation phase, the Partnership's assets will continue to be recorded at the lower of carrying amount or fair value less cost to sell. The General Partner anticipates that the liquidation of Partnership assets will be completed by the end of the year 2001.

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


                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1.   BASIS OF PRESENTATION (continued)

     DEPRECIATION AND AMORTIZATION (continued)

     amortized over the initial equipment lease term. Debt placement fees and issuance costs were amortized over the term of the related loan.

     TRANSPORTATION EQUIPMENT

     In accordance with the Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's equipment at least quarterly, and whenever
     circumstances   indicate  the  carrying  value  of  an  asset  may  not  be recoverable in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected undiscounted future cash flows and fair value are less than the carrying value of the equipment, a loss on revaluation is recorded. A $0.1 million loss on revaluation was recorded during 2000. No reductions to the equipment carrying values were required for the years ended December 31, 1999 or 1998.

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

     REPAIRS AND MAINTENANCE

     Repair and maintenance costs related to railcars and trailers are usually the obligation of the Partnership. The reserve accounts for these repairs are included in the balance sheet as lessee deposits and reserve for repairs.

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


                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1.   BASIS OF PRESENTATION  (continued)

     NET INCOME (LOSS) AND DISTRIBUTION PER LIMITED PARTNERSHIP UNIT (continued)

     Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $7.2 million, $0, and $3.4 million, in 2000, 1999, and 1998, respectively, were deemed to be a return of capital.

     Cash distributions of $0.9 million for 2000, 1999, and 1998, relating to the fourth quarter of that year, were paid during the first quarter of 2001, 2000, and 1999.

     The Partnership made a special distribution of $4.3 million to the limited partners during 2000. No special distributions were made during 1999 or 1998.

     NET INCOME (LOSS) PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

     Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the years ended December 31, 2000, 1999, and 1998 was 8,628,420.

     CASH AND CASH EQUIVALENTS

     The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash and cash equivalents approximates fair market value due to the short-term nature of the investments.

     COMPREHENSIVE INCOME

     The Partnership's net income (loss) is equal to comprehensive income for the years ended December 31, 2000, 1999, and 1998.

     RESTRICTED CASH

     As of December 31, 2000 and 1999, restricted cash represented lessee security deposits held by the Partnership.

2.   GENERAL PARTNER AND TRANSACTIONS WITH AFFILIATES

     An officer of PLM Securities Corp., a wholly-owned subsidiary of the General Partner, contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (a) the fees that would be charged by an independent third party for similar services for similar equipment or (b) the sum of (i) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (ii) 2% of the gross lease revenues attributable to equipment that is subject to full payout net leases, and (iii) 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services relating to the continued and active operation of program equipment, such as on-going marketing and re-leasing of equipment, hiring or arranging for the hiring of crew or operating personnel for equipment, and similar services. Partnership management fees of $27,000 and $0.1 million were payable as of December 31, 2000 and 1999, respectively. The Partnership's proportional share of the USPE management fees of $9,000 and $25,000 were payable as of December 31, 2000 and 1999, respectively. The Partnership's proportional share of USPE management fees were $17,000, $0.1 million, and $0.1 million during 2000, 1999, and 1998,


                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

2.   GENERAL PARTNER AND TRANSACTIONS WITH AFFILIATES (continued)

     respectively.  The  Partnership  reimbursed  FSI  and its  affiliates  $0.4 million, $0.5 million, and $0.6 million during 2000, 1999, and 1998, respectively, for data processing expenses and administrative services performed on behalf of the Partnership. The Partnership's proportional share of USPE administrative and data processing expenses was $5,000, $11,000, and $18,000 during 2000, 1999, and 1998, respectively.

     The Partnership paid $2,000 in 1998 to Transportation Equipment Indemnity Company Ltd. (TEI), an affiliate of the General Partner, which provided marine insurance coverage and other insurance brokerage services. The Partnership's proportional share of USPE marine insurance coverage paid to TEI was $17,000 during 1998. A substantial portion of this amount was paid to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated programs and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. Also, during 1998, the Partnership and the USPEs received a $0.1 million loss-of-hire insurance refund from TEI due to lower claims from the insured Partnership and other insured affiliated programs. In 2000 and 1999, TEI did not provide insurance coverage to the Partnership. These services were provided by an unaffiliated third party. PLM International liquidated TEI in the first quarter of 2000.

     The Partnership had an interest in certain equipment in conjunction with affiliated programs during 2000, 1999, and 1998 (see Note 4).

     The balance due to affiliates as of December 31, 2000 and 1999 includes $27,000 and $0.1 million, respectively, due to FSI and its affiliates for management fees and $0.1 million due to affiliated USPEs.

3.   EQUIPMENT

     The components of owned equipment as of December 31, are as follows (in thousands of dollars):

                                                            2000                1999
                                                        ----------------------------------
Equipment held for operating leases
Railcars                                                $   13,336          $    13,454
Marine containers                                            4,667                8,073
Aircraft                                                        --               20,440
Trailers                                                        --                3,501
                                                        ----------------------------------
                                                            18,003               45,468
Less accumulated depreciation                              (13,436)             (34,920)
                                                        ----------------------------------
                                                             4,567               10,548
Equipment held for sale                                      1,931                   --
                                                        ----------------------------------
  Net equipment                                         $    6,498          $    10,548
                                                        ==================================

     Revenues are earned under operating leases. The Partnership's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on a fixed rate. Lease revenues for trailers that operated in rental yards owned by PLM Rental, Inc. were based on a fixed rate for a specific period of time.




                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

3.   EQUIPMENT (continued)

     As of December 31, 2000, all owned equipment in the Partnership portfolio was on lease except for an aircraft and 34 railcars with a net book value of $0.7 million. During the first nine months of 2000, trailer equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, all the Partnership's trailers were sold on September 30, 2000. As of December 31, 1999, all owned equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for an aircraft, 221 marine containers, and seven railcars with a net book value of $2.1 million.

     During 2000, the Partnership sold or disposed of marine containers, railcars, and trailers, with an aggregate net book value of $1.6 million, for proceeds of $1.9 million. During 1999, the Partnership sold or disposed of a marine vessel, marine containers, railcars, aircraft and trailers, with an aggregate net book value of $8.8 million, for proceeds of $15.2 million.

     During 2000, the Partnership entered into contracts to sell the Partnership's 737-200 stage II and Dash 8-300 aircraft. Consequently, these two aircraft were reclassed as asset held for sale. There were no assets held for sale as of December 31, 1999.

     All owned equipment on lease is being accounted for as operating leases. Future minimum rentals receivable under noncancelable operating leases, as of December 31, 2000, for owned equipment during each of the next five years, are approximately $2.0 million in 2001, $1.3 million in 2002, $0.4 million in 2003, $0.1 million in 2004, $36,000 in 2005, and $6,000 thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in revenue amounted to approximately $0.7 million, $1.2 million, and $2.2 million in 2000, 1999, and 1998, respectively.

4.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) as of December 31, (in thousands of dollars):

                                                                                  2000           1999
                                                                               -------------------------

       35% interest in two Stage II commercial aircraft on a direct
          finance lease                                                       $   3,143      $   3,548
       50% interest in an entity that owned a bulk carrier                           --           (133)
                                                                               -------------------------
           Net investments                                                     $   3,143      $   3,415
                                                                               =========================

     As of December 31, 2000 and 1999, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

     During 1999, the General Partner sold the Partnership's 50% interest in an entity owning a marine vessel. The Partnership's interest in this entity was sold for proceeds of $3.8 million for its net investment of $1.9 million.



                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


4.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES (continued)

     The following summarizes the financial information for the special-purpose entities and the Partnership's interests therein as of and for the years ended December 31, (in thousands of dollars):

                                          2000                        1999                         1998
                                        ---------                   ----------                   ----------
                                                Net                          Net                          Net
                                 Total      Interest of       Total      Interest of      Total       Interest of
                                 USPEs      Partnership       USPEs      Partnership      USPEs       Partnership
                                -------------------------    -------------------------------------------------------

        Net investments       $    8,981       $   3,143   $   9,489   $        3,415    $ 14,339   $       5,739
        Lease revenues                (3)             --       2,106            1,053       4,066           1,233
        Net income                 1,838             673       4,881            2,224       9,921             348

5.   OPERATING SEGMENTS

     The Partnership operates or operated in five primary operating segments: aircraft leasing, marine container leasing, marine vessel leasing, trailer leasing, and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

     The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of certain general and administrative expenses, interest expense and certain other expenses. The segments are managed separately due to different business strategies for each operation.

     The following tables present a summary of the operating segments (in thousands of dollars):

                                                     Marine
                                          Aircraft  Container   Trailer   Railcar
    For the Year Ended December 31, 2000  Leasing    Leasing    Leasing   Leasing      All 1    Total
                                                                                      Other

    Revenues
      Lease revenue                        $   784   $     78   $    635  $  2,888   $     --  $  4,385
      Interest income and other                  3         --         --        --        156       159
      Gain (loss) on disposition of             --        229         87       (13)        --       303
      equipment
                                          --------------------------------------------------------------
        Total revenues                         787        307        722     2,875        156     4,847

    Costs and expenses
      Operations support                       136          6        207       686         66     1,101
      Depreciation and amortization          1,343        364        186       427         --     2,320
      Management fee                            16          4         49       205         --       274
      General and administrative expenses      138          1        165       133        567     1,004
      Recovery of bad debts                     (9)        --       (143)      (30)        --      (182)
      Loss on revaluation of equipment          --         --        106        --         --       106
                                          --------------------------------------------------------------
        Total costs and expenses             1,624        375        570     1,421        633     4,623
                                          --------------------------------------------------------------
    Equity in net income of USPEs              538         --         --        --        135       673
                                          --------------------------------------------------------------
                                          --------------------------------------------------------------
    Net income (loss)                      $  (299)  $    (68)  $    152  $  1,454   $   (342) $    897
                                          ==============================================================

    As of December 31, 2000
    Total assets                           $ 5,356   $    421   $     --  $  4,302   $  2,784  $ 12,863
                                          ==============================================================

1 Includes certain interest income and costs not identifiable to a particular segment such as interest and amortization expense and certain operations support and general and administrative expenses



                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

5.   OPERATING SEGMENTS (continued)

                                                     Marine      Marine
                                          Aircraft  Container    Vessel   Trailer    Railcar
    For the Year Ended December 31, 1999  Leasing    Leasing    Leasing   Leasing    Leasing     All 1     Total
                                                                                                Other

    Revenues
      Lease revenue                        $ 2,590   $    143   $  1,067  $  1,122   $  3,132  $     --   $  8,054
      Interest income and other                 37         --         --        --         26       177        240
      Gain (loss) on disposition of          6,312        167        167      (159)      (130)       --      6,357
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                       8,939        310      1,234       963      3,028       177     14,651

    Costs and expenses
      Operations support                     1,529          5      1,148       336        684        35      3,737
      Depreciation and amortization          2,409        565        296       326        636        59      4,291
      Interest expense                          --         --         --        --         --     1,016      1,016
      Management fee                           104          7         53        89        222        --        475
      General and administrative expenses      253          7         88       282        113       478      1,221
      (Recovery of) provision for bad         (278)        --         --         1          4        --       (273)
      debts
                                          -------------------------------------------------------------------------
        Total costs and expenses             4,017        584      1,585     1,034      1,659     1,588     10,467
                                          -------------------------------------------------------------------------
    Equity in net income of USPEs              470         --      1,754        --         --        --      2,224
                                          -------------------------------------------------------------------------
    Net income (loss)                      $ 5,392   $   (274)  $  1,403  $    (71)  $  1,369  $ (1,411)  $  6,408
                                          =========================================================================

    As of December 31, 1999
    Total assets (liabilities)             $ 6,873   $  1,202   $   (133) $  1,682   $  4,781  $  5,780   $ 20,185
                                          =========================================================================

                                                     Marine      Marine
                                          Aircraft  Container    Vessel   Trailer    Railcar
    For the Year Ended December 31, 1998  Leasing    Leasing    Leasing   Leasing    Leasing     All 1      Total
                                                                                                Other

    Revenues
      Lease revenue                        $ 3,484   $    720   $  1,666  $  1,578   $  3,533  $     --   $ 10,981
      Interest income and other                 15         --         --        --         21       215        251
      Gain (loss) on disposition of             (2)        77         --      (530)        (9)       --       (464)
      equipment
                                          -------------------------------------------------------------------------
        Total revenues                       3,497        797      1,666     1,048      3,545       215     10,768

    Costs and expenses
      Operations support                       446          8      1,043       446        926        38      2,907
      Depreciation and amortization          3,314        699        383       498        846        62      5,802
      Interest expense                           6         --         --        --         --     1,646      1,652
      Management fee                           156         36         83        96        251        --        622
      General and administrative expenses      336         20         26       368        139       362      1,251
      (Recovery of) provision for bad          (95)        --         --       154        (50)       --          9
    debts
                                          -------------------------------------------------------------------------
        Total costs and expenses             4,163        763      1,535     1,562      2,112     2,108     12,243
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       654         --       (306)       --         --        --        348
                                          -------------------------------------------------------------------------
                                          -------------------------------------------------------------------------
    Net income (loss)                      $   (12)  $     34   $   (175) $   (514)  $  1,433  $ (1,893)  $ (1,127)
                                          =========================================================================

    As of December 31, 1998
    Total assets                           $ 15,434  $  2,169   $  3,727  $  2,035   $  5,978  $  1,907   $ 31,250
                                          =========================================================================
1    Includes certain interest income and costs not identifiable to a particular segment such as interest and  amortization  expense and certain  operations support and general and administrative expenses




                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

6.   GEOGRAPHIC INFORMATION

     The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

     The Partnership leases or leased its aircraft, railcars, and trailers to lessees domiciled in five geographic regions: the United States, Canada, South Asia, South America, and Mexico. Marine vessels and marine containers are leased to multiple lessees in different regions that operate the marine vessels and marine containers worldwide.

     The table below sets forth lease revenues by geographic region for the Partnership's owned equipment and investments in USPEs, grouped by domicile of the lessee as of and for the years ended December 31 (in thousands of dollars):

             Region                        Owned Equipment                         Investments in USPEs
   -------------------------   ---------------------------------------    -------------------------------------
                                   2000          1999         1998            2000         1999        1998
                                ---------------------------------------    -------------------------------------

   Canada                       $   3,394    $    2,298    $   2,698       $      --    $      --   $      --
   United States                      913         3,683        4,516              --           --          --
   South Asia                          --            --           --              --           --          --
   South America                       --           863        1,380              --           --          --
   Rest of the world                   78         1,210        2,387              --        1,053       1,233
                                ---------------------------------------    -------------------------------------
       Lease revenues           $   4,385    $    8,054    $  10,981       $      --    $   1,053   $   1,233
                                =======================================    =====================================

     The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31 (in thousands of dollars):

                    Region                            Owned Equipment                     Investments in USPEs
        ---------------------------------  -------------------------------------- -------------------------------------
                                              2000         1999         1998         2000          1999        1998
                                           -------------------------------------- -------------------------------------
        Canada                              $  1,267     $   1,129    $     622    $      --     $     --    $     84
        United States                           (498)        2,584          847           --           --          --
        South Asia                                --          (502)      (2,021)          --           --          --
        South America                             --         3,009          805           --           --          --
        Mexico                                    --            --           --          538          470         570
        Rest of the world                        (68)         (625)         164          135        1,754        (306)
                                            ------------------------------------   -------------------------------------
          Regional net income                    701         5,595          417          673        2,224    $    348
        Administrative and other                (477 )      (1,411)      (1,892)          --           --          --
                                            -------------------------------------- -------------------------------------
            Net income (loss)               $    224     $   4,184    $  (1,475)   $     673     $  2,224    $    348
                                            ====================================== =====================================


                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

6.   GEOGRAPHIC INFORMATION (continued)

     The net book value of these assets as of December 31, are as follows (in thousands of dollars):

             Region                     Owned Equipment                      Investments in USPEs
   ---------------------------  ---------------------------------      ---------------------------------
                                   2000        1999       1998           2000        1999        1998
                                ---------------------------------      --------------------------------

   Canada                       $   4,176  $    4,799   $  5,728       $     --   $      --   $      --
   United States                    1,555       3,401      6,550             --          --          --
   South Asia                         378       1,202      4,519             --          --          --
   South America                       --          --      2,770             --          --          --
   Mexico                              --          --         --          3,143       3,548       3,880
   Rest of the world                  389       1,146      4,037             --        (133)      1,859
                                ---------------------------------      ---------------------------------
       Total net book value     $   6,498  $   10,548   $ 23,604       $  3,143   $   3,415   $   5,739
                                =================================      =================================


7.   CONCENTRATIONS OF CREDIT RISK

     Time Air, Inc. accounted for 14% of the consolidated revenues for the year ended December 31, 2000. No other lessee accounted for more than 10% of consolidated lease revenues in 2000. No single lessee accounted for more than 10% of the consolidated revenues for the years ended December 31, 1999 and 1998. In 1999, however, the Partnership sold three aircraft and a marine vessel that the Partnership owned an interest in. The following is a list of the buyers and the percentage of the gain from the sale of the total consolidated revenues: Aircraft Lease Finance IV, Inc. (14%), Fuerza Aerea Del Peru (11%), Triton Aviation Services (10%) and Lisa Navigation Company LLC (10%).

     As of December 31, 2000 and 1999, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

8.   INCOME TAXES

     The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

     As of December 31, 2000, the federal income tax basis was higher than the financial statement carrying values of certain assets and liabilities by $20.0 million, primarily due to differences in depreciation methods and equipment reserves and the tax treatment of underwriting commissions and syndication costs.

9.   CONTINGENCIES

     PLM International, (the Company) and various of its wholly owned subsidiaries are defendants in a class action lawsuit filed in January 1997 and which is pending in the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII), collectively (the Funds), each a California limited partnership for which the Company's wholly owned subsidiary, PLM Financial Services, Inc. (FSI) acts as the General Partner.

     The complaint asserts causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, and conspiracy. Plaintiffs allege that each defendant owed plaintiffs and the class


                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

9.   CONTINGENCIES (continued)

     certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory damages, as well as punitive damages.

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

     The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Fund V, Fund VI and Fund VII of up to 10% of that Partnership's outstanding units for 80% of net asset value per unit; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. Subject to final court approval, these proposed changes would be made as amendments to each Fund's limited partnership agreement if less than 50% of the limited partners of each Fund vote against such amendments. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Fund funds in the event, if ever, that certain performance thresholds have been met by the Funds. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on August 30, 2000 held any units in Fund V, Fund VI, and Fund VII, and their assigns and successors in interest.

     The court preliminarily approved the monetary and equitable settlements in August 2000, and information regarding each of the settlements was sent to class members in September 2000. The monetary settlement remains subject to certain conditions, including final approval by the court following a final fairness hearing. The equitable settlement remains subject to certain conditions,


                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

9.   CONTINGENCIES (continued)

     including judicial approval of the proposed amendments and final approval of the equitable settlement by the court following a final fairness hearing.

     A final fairness hearing was held on November 29, 2000 and the parties await the court's decision. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

     The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.

10.  LIQUIDATION AND SPECIAL DISTRIBUTIONS

     On January 1, 1999, the General Partner began the liquidation phase of the Partnership with the intent to commence an orderly liquidation of the Partnership assets. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed from time to time to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

     Special distributions totaling $4.5 million were paid in 2000. No special distibutions were paid in 1999 or 1998. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of certain damaged equipment, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.


                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

11.  QUARTERLY RESULTS OF OPERATIONS (unaudited)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2000 (in thousands of dollars, except per share amounts):

                                       March        June         September         December
                                        31,          30,            30,               31,            Total
                                    ----------------------------------------------------------------------------

       Operating results:
         Total revenues             $    1,313     $  1,238  $         1,292   $         1,004    $    4,847
         Net income                        518          166               85               128           897

       Per weighted-average
         limited partners unit:

       Limited partners'
         net income                 $     0.03     $   0.01  $          0.01   $          0.01    $     0.06


     The following is a summary of the quarterly results of operations for the years ended December 31, 1999 (in thousands of dollars, except per share amounts):

                                      March        June         September         December
                                       31,          30,            30,               31,            Total
                                   ----------------------------------------------------------------------------

      Operating results:
        Total revenues             $    2,288    $   4,302  $         4,508   $         3,553    $   14,651
        Net income (loss)                (991)       1,089            2,494             3,816         6,408

      Per weighted-average
        limited partners unit:

      Limited partners'
        net income (loss)          $    (0.12)   $    0.12  $          0.28   $          0.44    $     0.72

12.  SUBSEQUENT EVENT

     During February 2001, the Partnership sold a Boeing 737-200 commercial aircraft with a net book value of $0.4 million which was an asset held for sale as of December 31, 2000.

     In February 2001, PLM International, the parent of the Partnership, announced that MILPI Acquisition Corp. (MILPI) completed its cash tender offer for the outstanding common stock of PLM International. To date, MILPI has acquired 83% of the common shares outstanding. MILPI will complete its acquisition of PLM International by effecting a merger of MILPI into PLM International under Delaware law. The merger is expected to be completed after MILPI obtains approval of the merger by PLM International's shareholders pursuant to a special shareholders' meeting which is expected to be held during the first half of 2001.







                          Independent Auditors' Report




The Partners
PLM Equipment Growth Fund IV:


Under date of March 2, 2001, we reported on the balance sheets of PLM Equipment Growth Fund IV as of December 31, 2000 and 1999, and the related statements of income, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 annual report to stockholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/   KPMG  LLP


San Francisco, CA
March 2, 2001


                                                                     SCHEDULE II


                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                        VALUATION AND QUALIFYING ACCOUNTS

                  YEAR ENDED DECEMBER 31, 2000, 1999, AND 1998
                            (IN THOUSANDS OF DOLLARS)


                                                                  Additions
                                             Balance at          Charged to                          Balance at
                                            Beginning of          Cost and                            Close of
                                                Year               Expense           Deductions         Year
                                           ----------------    ----------------     --------------  -------------

  Year Ended December 31, 2000
       Allowance for Doubtful Accounts     $      2,843       $           --        $    (2,838 )   $        5
                                           ======================================================================

  Year Ended December 31, 1999
       Allowance for Doubtful Accounts     $      3,126       $            5        $      (288 )   $    2,843
                                           ======================================================================

  Year Ended December 31, 1998
       Allowance for Doubtful Accounts     $      3,332       $            9        $      (215 )   $    3,126
                                           ======================================================================





                          PLM EQUIPMENT GROWTH FUND IV

                                INDEX OF EXHIBITS



EXHIBIT                                                                   Page

 4.     Limited Partnership Agreement of Registrant                         *

10.1    Management Agreement between Registrant and                         *
        PLM Investment Management, Inc.

24.     Powers of Attorney                                               45 - 47

        Financial Statements required under Regulation S-X Rule 3-09:

99.1    Aero California Trust.

99.2    Canadian Air Trust #2.

99.3    Montgomery Partnership.







* Incorporated by reference.  See page 22 of this report.