Form 10-Q
period 2001-03-31
PLM EQUIPMENT GROWTH FUND IV
filed 2001-05-09
CIK 847517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal quarter ended March 31, 2001

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

                             -----------------------



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No____

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                          March 31, December 31,
                                                            2001        2000
                                                          --------    --------
Assets

Equipment held for operating leases, at cost              $ 17,325    $ 18,003
Less accumulated depreciation                              (12,966)    (13,436)
                                                          --------    --------
                                                             4,359       4,567
Equipment held for sale                                       --         1,931
                                                          --------    --------
    Net equipment                                            4,359       6,498

Cash and cash equivalents                                    7,056       2,742
Restricted cash                                                147         272
Accounts and note receivable, less allowance for doubtful
      accounts of $35 in 2001 and $5 in 2000                   614         171
Investments in unconsolidated special-purpose entity         3,068       3,143
Prepaid expenses and other assets                               60          37
                                                          --------    --------

     Total assets                                         $ 15,304    $ 12,863
                                                          ========    ========

Liabilities and partners' capital

Liabilities:
Accounts payable and accrued expenses                     $    138    $    186
Due to affiliates                                              191         174
Lessee deposits and reserve for repairs                        191         369
                                                          --------    --------
    Total liabilities                                          520         729
                                                          --------    --------

Partners' capital:
Limited partners (8,628,420 limited partnership units
      as of March 31, 2001 and December 31, 2000)           14,784      12,134
General Partner                                               --          --
                                                          --------    --------
    Total partners' capital                                 14,784      12,134
                                                          --------    --------

      Total liabilities and partners' capital             $ 15,304    $ 12,863
                                                          ========    ========


                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)


                                                           For the Three Months
                                                             Ended March 31,
                                                           2001           2000
                                                         ----------------------
Revenues

Lease revenue                                            $   908         $ 1,192
Interest and other income                                     66              62
Net gain on disposition of equipment                       3,429              59
                                                         -------         -------
  Total revenues                                           4,403           1,313

Expenses

Depreciation                                                 301             589
Repairs and maintenance                                      139             249
Equipment operating expenses                                  96              48
Management fees to affiliate                                  47              78
General and administrative expenses to affiliates            123             119
Other general and administrative expenses                    225             121
Provision for (recovery of) bad debt expense                  30            (112
                                                         -------         -------
      Total expenses                                         961           1,092

Equity in net income of unconsolidated special-
    purpose entities                                          70             297
                                                         -------         -------

      Net income                                         $ 3,512         $   518
                                                         =======         =======

Partners' share of net income

Limited partners                                         $ 3,468         $   246
General Partner                                               44             272
                                                         -------         -------

      Total                                              $ 3,512         $   518
                                                         =======         =======


Limited Partners net income per weighted-average
    partnership unit                                     $  0.40         $  0.03
                                                         =======         =======

Cash distribution                                        $   862         $   908
Special cash distribution                                   --             4,541
                                                         -------         -------
Total distribution                                       $   862         $ 5,449
                                                         =======         =======

Per weighted-average limited partnership unit:
Cash distribution                                        $  0.09         $  0.10
Special cash distribution                                   --              0.50
                                                         -------         -------
Total distribution                                       $  0.09         $  0.60
                                                         =======         =======


                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the period from December 31, 1999 to March 31, 2001
                            (in thousands of dollars)




                                              Limited     General
                                              Partners    Partner      Total
                                              --------    --------    --------

  Partners' capital as of December 31, 1999   $ 19,342    $   --      $ 19,342

Net income                                         492         405         897

Cash distribution                               (3,386)       (178)     (3,564)

Special distribution                            (4,314)       (227)     (4,541)
                                              --------    --------    --------

  Partners' capital as of December 31, 2000     12,134        --        12,134

Net income                                       3,468          44       3,512

Cash distribution                                 (818)        (44)       (862)
                                              --------    --------    --------

  Partner's capital as of March 31, 2001      $ 14,784    $   --      $ 14,784
                                              ========    ========    ========


                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                            For the Three Months
                                                               Ended March 31,
                                                              2001       2000
                                                             -------    -------
Operating activities
Net income                                                   $ 3,512    $   518
Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
  Depreciation                                                   301        589
  Net gain on disposition of equipment                        (3,429)       (59)
  Equity in net income of unconsolidated special-purpose
    entities                                                     (70)      (297)
  Changes in operating assets and liabilities:
    Restricted cash                                              125       --
    Accounts and note receivable, net                           (443)       205
    Prepaid expenses and other assets                            (23)        15
    Accounts payable and accrued expenses                        (48)       (92)
    Due to affiliates                                             17        (15)
    Lessee deposits and reserve for repairs                     (178)       (18)
                                                             -------    -------
      Net cash (used in) provided by operating activities       (236)       846
                                                             -------    -------

Investing activities
Payments for capitalized improvements                           --           (3)
Proceeds from disposition of equipment                         5,267        266
Distribution from unconsolidated special-purpose entities        145        303
                                                             -------    -------
      Net cash provided by investing activities                5,412        566
                                                             -------    -------

Financing activities
Cash distribution paid to limited partners                      (818)      (863)
Cash distribution paid to General Partner                        (44)       (45)
Special cash distribution paid to limited partners              --       (4,314)
Special cash distribution paid to General Partner               --         (227)
                                                             -------    -------
      Net cash used in financing activities                     (862)    (5,449)
                                                             -------    -------

Net increase (decrease) in cash and cash equivalents           4,314     (4,037)

Cash and cash equivalents at beginning of year                 2,742      5,587
                                                             -------    -------

Cash and cash equivalents at end of period                   $ 7,056    $ 1,550
                                                             =======    =======

                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund IV (the Partnership) as of March 31, 2001 and December 31, 2000, the statements of income for the three months ended March 31, 2001 and 2000, the statements of cash flows for the three months ended March 31, 2001 and 2000, and the statements of changes in partners' capital for the period from December 31, 1999 to March 31, 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, on file with the Securities and Exchange Commission.

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

3.   Cash Distributions

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended March 31, 2001 and 2000, cash distributions totaled $0.9 million. In addition, a $4.5 million special distribution was paid to the partners during the three months ended March 31, 2000 from the proceeds realized on the sale of equipment and liquidating distributions from unconsolidated special purpose entities (USPEs). No special distributions were paid in the three months ended March 31, 2001. Cash distributions to the limited partners of $0.0 and $4.9 million, respectively, for the three months ended March 31, 2001 and 2000, were deemed to be a return of capital.

     Cash distributions related to the results from the first quarter of 2001, of $0.9 million, will be paid during the second quarter of 2001.

4.   Transactions with General Partner and Affiliates

     The balance due to affiliates as of March 31, 2001 includes $44,000 due to FSI and its affiliate for management fees and administrative expenses and $0.1 million due to affiliated USPEs. The balance due to affiliates as of December 31, 2000 includes $27,000 due to FSI and its affiliate for management fees and $0.1 million due to affiliated USPEs. The Partnership's proportional share of management fees with USPE's of $12,000 and $9,000 were payable as of March 31, 2001 and December 31, 2000, respectively.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

4.   Transactions with General Partner and Affiliates (continued)

     The Partnership's proportional share of the expenses incurred by the USPEs during 2001 and 2000 is listed in the following table (in thousands of dollars):

                                                        For the Three Months
                                                           Ended March 31,
                                                        2001           2000
                                                     --------------------------

          Management fees                             $      4      $      4
          Data processing and administrative
            expenses                                        --             5

5.   Equipment

     Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale.
     The components of owned equipment were as follows (in thousands of dollars):

                                                   March 31,        December 31,
                                                      2001              2000
                                                  ----------        ----------
           Equipment held for operating leases
           Railcars                               $   13,336        $   13,336
           Marine containers                           3,989             4,667
                                                  ----------        ----------
                                                      17,325            18,003
           Less accumulated depreciation             (12,966)          (13,436)
                                                  ----------        ----------
                                                       4,359             4,567
           Equipment held for sale                        --             1,931
                                                  ----------        ----------
                Net equipment                     $    4,359        $    6,498
                                                  ==========        ==========

     As of March 31, 2001, all equipment was on lease, except for 33 railcars, and 117 marine containers, with an aggregate net book value of $0.5 million. As of December 31, 2000, all equipment was on lease, except for an aircraft and 34 railcars with a net book value of $0.7 million.

     During the three months ended March 31, 2001, the Partnership disposed of aircraft that were held for sale at December 31, 2000 and marine containers with an aggregate net book value of $1.8 million, for aggregate proceeds of $5.3 million.

     During the three months ended March 31, 2000, the Partnership disposed of marine containers, railcars and trailers with an aggregate net book value of $0.2 million, for aggregate proceeds of $0.3 million.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001


6.   Investments in Unconsolidated Special-Purpose Entities

     The net investment in a USPE consisted of a 35% interest in two Stage II commercial aircraft on a direct finance lease (and related assets and liabilities) totaling $3.1 million as of March 31, 2001 and December 31, 2000.

7.   Operating Segments

     The Partnership operates or operated in five different segments: aircraft leasing, railcar leasing, marine container leasing, marine vessel leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                                                 Marine     Marine
                                          Aircraft   Railcar    Container   Vessel
    For the quarter ended March 31, 2001  Leasing    Leasing    Leasing    Leasing   All Other 1  Total
    ------------------------------------  -------    -------    -------    -------   -----------  -----
    Revenues
      Lease revenue                        $   185   $    711   $     12  $     --   $     --  $    908
      Interest income and other                  6         --         --        --         60        66
      Gain on disposition of equipment       3,360         --         67        --          2     3,429
                                          --------------------------------------------------------------
        Total revenues                       3,551        711         79        --         62     4,403

    Costs and expenses
      Operations support                        13        135         --        27         60       235
      Depreciation                             145         90         66        --         --       301
      Management fees to affiliates              3         44         --        --         --        47
      General and administrative expenses      107         21         --        --        220       348
      Provision for bad debts                   --         30         --        --         --        30
                                          --------------------------------------------------------------
        Total costs and expenses               268        320         66        27        280       961
                                          --------------------------------------------------------------
    Equity in net income (loss) of USPEs       104         --         --       (34)        --        70
                                          --------------------------------------------------------------
    Net income (loss)                      $ 3,387   $    391   $     13  $    (61)  $   (218) $  3,512
                                          ==============================================================


    Total assets as of March 31, 2001      $ 3,540   $  4,199   $    302  $     --   $  7,263  $ 15,304
                                          ==============================================================

-------------

1 Includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

7.   Operating Segments (continued)

                                                                 Marine     Marine
                                          Aircraft   Railcar    Container   Vessel   Trailer
    For the quarter ended March 31, 2000  Leasing    Leasing    Leasing    Leasing   Leasing    All Other 1   Total
    ------------------------------------  -------    -------    -------    -------   -------    -----------   -----
    Revenues
      Lease revenue                        $   196   $    770   $     15  $     --   $    211  $     --   $  1,192
      Interest income and other                  1         --         --        --         --        61         62
      Gain (loss) on disposition of             --         (2)        66        --         (5)       --         59
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                         197        768         81        --        206        61      1,313

    Costs and expenses
      Operations support                        23        193          2        --         43        36        297
      Depreciation                             335        114         77        --         63        --        589
      Management fees to affiliates              4         53          1        --         20        --         78
      General and administrative expenses       30         32         --        --         61       117        240
      Provision for (recovery of) bad           --         18         --        --       (130)       --       (112)
    debts
                                          -------------------------------------------------------------------------
        Total costs and expenses               392        410         80        --         57       153      1,092
                                          -------------------------------------------------------------------------
    Equity in net income of USPEs              189         --         --       108         --        --        297
                                          -------------------------------------------------------------------------
     Net income (loss)                      $    (6) $    358   $      1  $    108   $    149  $    (92)  $    518
                                          =========================================================================
    Total assets as of March 31, 2000      $ 6,426   $  4,577   $    921  $    (38)  $  1,513  $  1,730   $ 15,129
                                          =========================================================================

8.   Net Income Per Weighted-Average Partnership Unit

     Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three months ended March 31, 2001 and 2000 was 8,628,420.

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

---------------

1 Includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

9.   Contingencies (continued)

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

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

9.   Contingencies (continued)

     A final fairness hearing was held on November 29, 2000, and on April 25, 2001 the federal magistrate judge assigned to the case entered a Report and Recommendation recommending final approval of the monetary and equitable settlements to the federal district court judge. Any objector to the settlement may file objections to the Report and Recommendation. The Report and Recommendation, along with any objections, will be reviewed by the district court judge, who may approve, reject or modify any of the magistrate judge's findings or recommendations, and who may also receive further evidence or recommit the matter to the magistrate judge. The parties await the district court's ruling on the Report and Recommendation.

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

     The Partnership is not permitted to reinvest proceeds from disposition of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. In the first quarter of 2000, the General Partner paid special distributions of $0.50 per weighted-average depositary unit. No special distibutions were paid in the first quarter of 2001. The sales and liquidations occur because equipment is damaged, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of the PLM Equipment Growth Fund IV's (the Partnership's) Operating Results for the Three Months Ended March 31, 2001 and 2000

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and equipment operating expenses) on owned equipment decreased during the first quarter of 2001 compared to the same period of 2000. Gains or losses from the sale of equipment, and interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 7 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                             For the Three Months
                                                Ended March 31,
                                             2001             2000
                                          ----------------------------
  Railcars                                $    576         $    577
  Aircraft                                     172              173
  Marine containers                             12               13
  Trailers                                      --              168

Railcars: Railcar lease revenues and direct expenses were $0.7 million and $0.1 million, respectively, for the first quarter of 2001, compared to $0.8 million and $0.2 million, respectively, during the same period of 2000. Railcar lease revenue and direct expenses decreased in the first quarter of 2001, compared to the same quarter of 2000, due to the disposition of railcars in 2000.

Aircraft: Aircraft lease revenues and direct expenses were $0.2 million and $13,000, respectively, for the first quarter of 2001, compared to $0.2 million and $23,000, respectively, during the same period of 2000.

Marine containers: Marine container lease revenues and direct expenses were $12,000 and $0, respectively, for the first quarter of 2001, compared to $15,000 and $2,000, respectively, during the same period of 2000. Lease revenues increased $0.1 million due to higher utilization than in the first quarter of 2000 for certain marine containers. This increase was offset by a decrease in lease revenue of $0.1 million due to the sale of marine containers in 2001 and 2000.

Trailers:  Trailer  lease  revenues  and direct  expenses  were $0.2 million and
$43,000,   respectively,   during  the  first  quarter  of  2000.   All  of  the
Partnership's trailers were sold in 2000.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.7 million for the first quarter of 2001 decreased from $0.8 million for the same period in 2000. Significant variances are explained as follows:

     (1) A $0.3 million decrease in depreciation expenses from 2000 levels resulted primarily due to the sale of certain assets during 2001 and 2000.

     (2) A $0.1 million increase in administrative expenses from 2000 levels resulted from an increase of $0.2 million due to higher professional costs and an increase of $22,000 as a result of the allocations by the General Partner of severance costs related to staff reductions partially offset by lower administrative expenses of $0.1 million resulting from the sale of the Partnership's trailers during 2000.

     (3) The $0.1 million increase in the provision of bad debt expenses was primarily due to the collection from unpaid invoices in the first quarter of 2000 that had previously been reserved for as bad debts. A similar recovery did not occur in 2001.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the first quarter of 2001 totaled $3.4 million, and resulted from the sale or disposal of aircraft and marine containers, with an aggregate net book value of $1.8 million, for aggregate proceeds of $5.3 million. For the same quarter in 2000, net gain on disposition of equipment totaled $0.1 million, which resulted from the sale or disposal of marine containers, railcars and trailers with an aggregate net book value of $0.2 million, for aggregate proceeds of $0.3 million.

(D)      Equity in Net Income of Unconsolidated Special-Purpose Entities (USPEs)

Net income generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                               For the Three Months
                                                  Ended March 31,
                                               2001             2000
                                            ----------------------------
  Aircraft                                  $    104           $  189
  Marine vessel                                  (34)             108
                                            ----------------------------
        Equity in net income of USPEs       $     70           $  297
                                            ============================

Aircraft: As of March 31, 2001 and 2000, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.1 million and $15,000, respectively, for the first quarter of 2001, compared to $0.2 million and $15,000, respectively, during the same period in 2000. Revenues decreased due to a lower investment in finance lease in the first quarter of 2001 compared to the same period in 2000.

Marine vessel: As of March 31, 2001, the Partnership had no remaining interests in entities that owned marine vessels. Marine vessel revenues and expenses were $0.1 million and $0, respectively, for the first quarter of 2000.

(E)  Net Income

As a result of the foregoing, the Partnership's net income was $3.5 million for the first quarter of 2001, compared to net income of $0.5 million during the same period of 2000. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the quarter ended March 31, 2001 is not necessarily indicative of future periods. In the first quarter of 2001, the Partnership distributed $0.8 million to the limited partners, or $0.09 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the quarter ended March 31, 2001, the Partnership used $0.2 million of undistributed cash from prior periods to fund operations. In addition, the Partnership used $0.9 million of sales proceeds to make its cash distributions.

During the three months ended March 31, 2001, the Partnership disposed of aircraft and marine containers with an aggregate net book value of $1.8 million, for aggregate proceeds of $5.3 million.

Restricted cash decreased $0.1 million during the three months ended March 31, 2001 due to the decrease in lessee deposits resulting from the return of security deposits to the buyers who purchased an aircraft during the first quarter of 2001.

Accounts and note receivables increased $0.4 million during the three months ended March 31, 2001 primarily due to the increase in note receivable related to an aircraft sold in the first quarter of 2001.

Lessee deposits and reserve for repairs decreased $0.2 million during the three months ended March 31, 2001 due to the decrease of $0.1 million in lessee deposits resulting from the return of security deposits to the buyers who purchased an aircraft during the first quarter of 2001, and a decrease of $0.1 million in prepaid aircraft lease revenue due to the sale of an aircraft.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause the Partnership to require any additional capital.

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

(III) OUTLOOK FOR THE FUTURE

The Partnership is in its active liquidation phase. The General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner anticipates that the liquidation of Partnership assets will be completed by the scheduled termination of the Partnership at the end of the year 2001.

Several factors may affect the Partnership's operating performance in 2001, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership's equipment and its investment in a USPE will cause a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in the year 2001 include:

1. The cost of new marine containers have been at historic lows for the past several years which has caused downward pressure on per diem lease rates for this type of equipment. Although, there was some upward pressure on container prices during the fourth quarter of 2000, this trend was reversed during the quarter ended March 31, 2001.

2. Railcar loadings in North America for the first quarter of 2001 were below those of 2000. This decrease will lead to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the first quarter of 2001, 74% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.)
currency. If these lessees currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payments.

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

                                   PLM EQUIPMENT GROWTH FUND IV
                                   By:    PLM Financial Services, Inc.
                                          General Partner



Date: May 7, 2001
                                   By:
                                          ------------------------------
                                          Richard K Brock
                                          Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PLM EQUIPMENT GROWTH FUND IV
                                     By:    PLM Financial Services, Inc.
                                            General Partner



Date: May 7, 2001
                                     By:    /s/ Richard K Brock
                                          ------------------------------
                                          Richard K Brock
                                          Chief Financial Officer