Form 10-Q
period 2001-06-30
PLM EQUIPMENT GROWTH FUND IV
filed 2001-08-13
CIK 847517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 2001

     [-] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                         Commission file number 0-18789
                             -----------------------


                          PLM EQUIPMENT GROWTH FUND IV
             (Exact name of registrant as specified in its charter)


               California                                       94-3090127
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

    120 Montgomery Street, Suite 1350
            San Francisco, CA                                      94104
          (Address of principal                                 (Zip Code)
           executive offices)

       Registrant's telephone number, including area code: (415) 445-3201
                             -----------------------



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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)


                                                                                    June 30,          December 31,
                                                                                      2001                2000
                                                                                 ------------------------------------
ASSETS

Equipment held for operating leases, at cost                                     $      16,738       $     18,003
Less accumulated depreciation                                                          (12,572)           (13,436)
                                                                                 ------------------------------------
                                                                                         4,166              4,567
Equipment held for sale                                                                     --              1,931
                                                                                 ------------------------------------
    Net equipment                                                                        4,166              6,498

Cash and cash equivalents                                                                7,336              2,742
Restricted cash                                                                            147                272
Accounts receivable, less allowance for doubtful
      accounts of $18 in 2001 and $5 in 2000                                               106                171
Investments in unconsolidated special-purpose entity                                     2,960              3,143
Prepaid expenses and other assets                                                           43                 37
                                                                                 ------------------------------------

     Total assets                                                                $      14,758       $     12,863
                                                                                 ====================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                            $         136       $        186
Due to affiliates                                                                          165                174
Lessee deposits and reserve for repairs                                                    162                369
                                                                                 ------------------------------------
    Total liabilities                                                                      463                729
                                                                                 ------------------------------------

Partners' capital:
Limited partners (8,628,420 limited partnership units
      as of June 30, 2001 and December 31, 2000)                                        14,295             12,134
General Partner                                                                             --                 --
                                                                                 ------------------------------------
    Total partners' capital                                                             14,295             12,134
                                                                                 ------------------------------------

      Total liabilities and partners' capital                                    $      14,758       $     12,863
                                                                                 ====================================













                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                              STATEMENT0S OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)

                                                                For the Three Months           For the Six Months Ended
                                                                   Ended June 30,                      June 30,
                                                                 2001         2000                2001          2000
                                                              -----------------------------------------------------------
REVENUES

Lease revenue                                                  $    643     $  1,174           $   1,551     $   2,366
Interest and other income                                           112           24                 178            86
Net gain on disposition of equipment                                 26           40               3,455            99
                                                               ----------------------------------------------------------
    Total revenues                                                  781        1,238               5,184         2,551
                                                               ----------------------------------------------------------

EXPENSES

Depreciation                                                        126          611                 428         1,200
Repairs and maintenance                                             133          319                 272           568
Equipment operating expenses                                         23           23                 118            71
Management fees to affiliate                                         51           69                  98           147
General and administrative expenses
      to affiliates                                                  38           97                 161           216
Other general and administrative expenses                           112          156                 336           277
Provision for (recovery of) bad debt expense                        (16)         (34)                 14          (146)
                                                               ----------------------------------------------------------
    Total expenses                                                  467        1,241               1,427         2,333
                                                               ----------------------------------------------------------

Equity in net income of unconsolidated special-
      purpose entities                                              104          169                 174           466
                                                               ----------------------------------------------------------

Net income                                                     $    418     $    166           $   3,931     $     684
                                                               ==========================================================

Partners' share of net income

Limited partners                                               $    373     $    121           $   3,841     $     367
General Partner                                                      45           45                  90           317
                                                               ----------------------------------------------------------

Total                                                          $    418     $    166           $   3,931     $     684
                                                               ==========================================================

Limited partners' net income per weighted-average
      partnership unit                                         $   0.04     $   0.01           $    0.45     $    0.04
                                                               ==========================================================

Cash distribution                                                   908          886               1,770         1,794
Special cash distribution                                            --           --                  --         4,541
                                                               ----------------------------------------------------------
Total distribution                                             $    908     $    886           $   1,770     $   6,335
                                                               ==========================================================

Per weighted-average partnership unit:
Cash distribution                                              $   0.10     $   0.10           $    0.19     $    0.20
Special cash distribution                                            --           --                  --          0.50
                                                               ----------------------------------------------------------
Total distribution per weighted-average partnership unit       $   0.10     $   0.10           $    0.19     $    0.70
                                                               ==========================================================




                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the period from December 31, 1999 to June 30, 2001
                            (in thousands of dollars)


                                                                         Limited             General
                                                                         Partners            Partner              Total
                                                                        ---------------------------------------------------

  Partners' capital as of December 31, 1999                             $ 19,342            $   --             $  19,342

Net income                                                                   492               405                   897

Cash distribution                                                         (3,386)             (178)               (3,564)

Special cash distribution                                                 (4,314)             (227)               (4,541)
                                                                        -------------------------------------------------

  Partners' capital as of December 31, 2000                               12,134                --                12,134

Net income                                                                 3,841                90                 3,931

Cash distribution                                                         (1,680)              (90)               (1,770)

                                                                        ----------------------------------------------------
  Partner's capital as of June 30, 2001                                 $ 14,295            $   --             $  14,295
                                                                        ====================================================





























                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                            For the Six Months
                                                                              ended June 30,
                                                                           2001            2000
                                                                        ----------------------------
OPERATING ACTIVITIES
Net income                                                              $   3,931       $     684
Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
  Depreciation                                                                428           1,200
  Net gain on disposition of equipment                                     (3,455)            (99)
  Equity in net income of unconsolidated special-purpose
    entities                                                                 (174)           (466)
  Changes in operating assets and liabilities:
    Restricted cash                                                           125            (100)
    Accounts receivable, net                                                   65             160
    Prepaid expenses and other assets                                          (6)             29
    Accounts payable and accrued expenses                                     (50)           (149)
    Due to affiliates                                                          (9)            (24)
    Lessee deposits and reserve for repairs                                  (207)             77
                                                                        ---------------------------
      Net cash provided by operating activities                               648           1,312
                                                                        ----------------------------

INVESTING ACTIVITIES
Payments for capitalized improvements                                          (2)             (7)
Proceeds from disposition of equipment                                      5,361             401
Distribution from unconsolidated special-purpose entities                     357             556
                                                                        ----------------------------
      Net cash provided by investing activities                             5,716             950
                                                                        ----------------------------

FINANCING ACTIVITIES
Cash distribution paid to limited partners                                 (1,680)         (1,704)
Cash distribution paid to General Partner                                     (90)            (90)
Special cash distribution paid to limited partners                             --          (4,314)
Special cash distribution paid to General Partner                              --            (227)
                                                                        ----------------------------
      Net cash used in financing activities                                (1,770)         (6,335)
                                                                        ----------------------------

Net increase (decrease) in cash and cash equivalents                        4,594          (4,073)
Cash and cash equivalents at beginning of year                              2,742           5,587
                                                                        ----------------------------

Cash and cash equivalents at end of period                              $   7,336       $   1,514
                                                                        ============================












                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

1.   OPINION OF MANAGEMENT

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund IV (the Partnership) as of June 30, 2001 and December 31, 2000, the statements of income for the three and six months ended June 30, 2001 and 2000, the statements of changes in partners' capital for the period from December 31, 1999 to June 30, 2001, and the statements of cash flows for the six months ended June 30, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, on file with the Securities and Exchange Commission.

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

3.   CASH DISTRIBUTIONS

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three and six months ended June 30, 2001 and 2000, cash distributions totaled $0.9 million and $1.8 million, respectively. In addition, during the six months ended June 30, 2000, a $4.5 million special distribution was paid to the partners from the proceeds realized on the sale of equipment and liquidating distributions from unconsolidated special purpose entities (USPEs). No special distributions were paid in the six months ended June 30, 2001. None of the cash distributions to the limited partners during the six months ended June 30, 2001, were deemed to be a return of capital. Cash distributions to the limited partners of $5.7 million for the six months ended 2000 were deemed to be a return of capital.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

4.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (continued)

     The balance due to affiliates as of June 30, 2001, includes $18,000 due to FSI and its affiliate for management fees and $0.1 million due to an affiliated USPE. The balance due to affiliates as of December 31, 2000 includes $27,000 due to FSI and its affiliate for management fees and $0.1 million due to an affiliated USPE. The Partnership's proportional share of management fees related to USPEs of $12,000 and $9,000 were payable as of June 30, 2001 and December 31, 2000, respectively.

     The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 2001 and 2000 is listed in the following table (in thousands of dollars):

                                                For the Three Months               For the Six Months
                                                   Ended June 30,                    Ended June 30,
                                                 2001            2000               2001            2000
                                             ----------------------------------------------------------------

   Management fees                            $       4       $      4           $      9        $       9
   Data processing and administrative
      expenses                                        2             --                  4                5

5.   EQUIPMENT

     The components of owned equipment were as follows (in thousands of dollars):

                                                         June 30,              December 31,
                                                           2001                   2000
                                                      ----------------------------------------
Equipment held for operating leases
Railcars                                                $   13,238             $   13,336
Marine containers                                            3,500                  4,667
                                                      ----------------------------------------
                                                            16,738                 18,003
Less accumulated depreciation                              (12,572)               (13,436)
                                                      ----------------------------------------
                                                             4,166                  4,567
Equipment held for sale                                         --                  1,931
                                                      ----------------------------------------
     Net equipment                                      $    4,166             $    6,498
                                                      ========================================

     As of June 30, 2001, all equipment was on lease except for 51 railcars with a net book value of $0.5 million. As of December 31, 2000, all equipment was on lease, except for an aircraft and 34 railcars with a net book value of $0.7 million.

     A Boeing 737-200 stage II commercial aircraft and Dash 8-300 commuter aircraft, subject to pending contract for sale, was held for sale as of December 31, 2000 at the lower of the equipment's depreciated cost or fair value, less cost to sell.

     During the six months ended June 30, 2001, the Partnership sold a commercial aircraft, a commuter aircraft, marine containers and railcars with an aggregate net book value of $1.9 million, for aggregate proceeds of $5.4 million. During the six months ended June 30, 2000, the Partnership sold marine containers, railcars, and trailers with an aggregate net book value of $0.3 million, for aggregate proceeds of $0.4 million.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

6.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     The Partnership's net investment in a USPE consisted of a 35% interest in two Stage II commercial aircraft on a direct finance lease (and related assets and liabilities) totaling $3.0 million and $3.1 million as of June 30, 2001 and December 31, 2000, respectively.

7.   OPERATING SEGMENTS

     The Partnership operates or operated in five different segments: aircraft leasing, railcar leasing, marine container leasing, marine vessel leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                                                Marine
    For the three months ended            Aircraft   Railcar    Container
           June 30, 2001                  Leasing    Leasing    Leasing    All Other(1) Total
           -------------                  -------    -------    -------    --------     -----
    REVENUES
      Lease revenue                        $    --   $    625   $     18  $     --   $    643
      Interest income and other                 32         --         --        80        112
      Gain (loss) on disposition of             (1)       (15)        42        --         26
    equipment
                                          ----------------------------------------------------
        Total revenues                          31        610         60        80        781

    COSTS AND EXPENSES
      Operations support                         8        131         --        17        156
      Depreciation                              --         81         45        --        126
      Management fees to affiliates             (3)        53          1        --         51
      General and administrative expenses       18         24         --       108        150
      (Recovery of) provision for bad           --        (18)         3        (1)       (16)
    debts
                                          ----------------------------------------------------
        Total costs and expenses                23        271         49       124        467
                                          ----------------------------------------------------
    Equity in net income of USPEs              104         --         --        --        104
                                          ----------------------------------------------------
                                          ----------------------------------------------------
    Net income (loss)                      $   112   $    339   $     11  $    (44)  $    418
                                          ====================================================

    Total assets as of June 30, 2001       $ 3,107   $  4,008   $    264  $  7,379   $ 14,758
                                          ====================================================


(1) Includes interest income and costs not identifiable to a particular segment such as certain operation support and general and administrative expenses.










                      (This space intentionally left blank)

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

7.   OPERATING SEGMENTS (continued)

                                                                 Marine     Marine
    For the three months ended            Aircraft   Railcar    Container   Vessel   Trailer
           June 30, 2000                  Leasing    Leasing    Leasing    Leasing   Leasing   All Other(1) Total
           -------------                  -------    -------    -------    -------   -------   --------     -----
    REVENUES
      Lease revenue                        $   196   $    720   $     27  $     --   $    231  $     --   $  1,174
      Interest income and other                 --         --         --        --         --        24         24
      Gain (loss) on disposition of             --         (9)        61        --        (12)       --         40
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                         196        711         88        --        219        24      1,238

    COSTS AND EXPENSES
      Operations support                        79        165          2        --         85        11        342
      Depreciation                             336        105        108        --         62        --        611
      Management fees to affiliates              4         47          2        --         16        --         69
      General and administrative expenses       33         29         --        --         53       138        253
      (Recovery of) provision for bad           (9)       (14)        --        --        (11)       --        (34)
    debts
                                          -------------------------------------------------------------------------
        Total costs and expenses               443        332        112        --        205       149      1,241
                                          -------------------------------------------------------------------------
    Equity in net income of USPEs              121         --         --        48         --        --        169
                                          -------------------------------------------------------------------------
    Net income (loss)                      $  (126)  $    379   $    (24 )$     48   $     14  $   (125)  $    166
                                          =========================================================================

    Total assets as of June 30, 2001       $ 5,972   $  4,482   $    749  $    (14)  $  1,469  $  1,780   $ 14,438
                                          =========================================================================


                                                                 Marine     Marine
    For the six months ended              Aircraft   Railcar    Container   Vessel   Trailer
          June 30, 2001                   Leasing    Leasing    Leasing    Leasing   Leasing   All Other(1)  Total
          -------------                   -------    -------    -------    -------   -------   ---------     -----
    REVENUES
      Lease revenue                        $   185   $  1,336   $     30  $     --   $     --  $     --   $  1,551
      Interest income and other                 38         --         --        --         --       140        178
      Gain (loss) on disposition of          3,359        (15)       108        --          3        --      3,455
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                       3,582      1,321        138        --          3       140      5,184

    Costs and expenses
      Operations support                        21        266         --        27         --        76        390
      Depreciation                             145        171        112        --         --        --        428
      Management fees to affiliates             --         97          1        --         --        --         98
      General and administrative expenses      125         44         --        --         --       328        497
      Provision for (recovery of) bad           --         11          4        --         (1)       --         14
    debts
                                          -------------------------------------------------------------------------
        Total costs and expenses               291        589        117        27         (1)      404      1,427
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       208         --         --       (34)        --        --        174
                                          -------------------------------------------------------------------------
    Net income (loss)                      $ 3,499   $    732   $     21  $    (61)  $      4  $   (264)  $  3,931
                                          =========================================================================

    Total assets as of June 30, 2001       $ 3,107   $  4,008   $    264  $     --   $     --  $  7,379   $ 14,758
                                          =========================================================================


(1) Includes interest income and costs not identifiable to a particular segment such as certain operation support and general and administrative expenses.


                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

7.   OPERATING SEGMENTS (continued)

                                                                 Marine     Marine
    For the six months ended              Aircraft   Railcar    Container   Vessel   Trailer
           June 30, 2000                  Leasing    Leasing    Leasing    Leasing   Leasing   All Other(1) Total
           -------------                  -------    -------    -------    -------   -------   ---------    -----
    REVENUES
      Lease revenue                        $   392   $  1,490   $     42  $     --   $    442  $     --   $  2,366
      Interest income and other                  2         --         --        --         --        84         86
      Gain (loss) on disposition of             --        (11)       126        --        (16)       --         99
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                         394      1,479        168        --        426        84      2,551

    COSTS AND EXPENSES
      Operations support                       103        359          3        --        128        46        639
      Depreciation                             671        219        185        --        125        --      1,200
      Management fees to affiliates              8        101          2        --         36        --        147
      General and administrative expenses       63         62          1        --        114       253        493
      (Recovery of) provision for bad           (9)         4         --        --       (141)       --       (146)
    debts
                                          -------------------------------------------------------------------------
        Total costs and expenses               836        745        191        --        262       299      2,333
                                          -------------------------------------------------------------------------
    Equity in net income of USPEs              311         --         --       155         --        --        466
                                          -------------------------------------------------------------------------
    Net income (loss)                      $  (131)  $    734   $    (23) $    155   $    164  $   (215)  $    684
                                          =========================================================================

    Total assets as of June 30, 2000       $ 5,972   $  4,482   $    749  $    (14)  $  1,469  $  1,780   $ 14,438
                                          =========================================================================


(1) Includes interest income and costs not identifiable to a particular segment such as certain operation support and general and administrative expenses.

8.   NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

     Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 2001 and 2000 was 8,628,420.

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

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

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

     The court preliminarily approved the monetary and equitable settlements in August 2000, and information regarding each of the settlements was sent to class members in September 2000. A final fairness hearing was held on November 29, 2000, and on April 25, 2001 the federal magistrate judge assigned to the case entered a Report and Recommendation recommending final approval of the monetary and equitable settlements to the federal district court judge. On July 24, 2001, the federal

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

9.   CONTINGENCIES (continued)

     district court judge adopted the Report and Recommendation, and entered a final judgment approving both settlements. Monetary class members who submitted timely claims will be paid their settlement amount out of the monetary fund by the third-party claims administrator, calculated pursuant to the formula set forth in the settlement agreement and court order. These payments to qualifying class members will occur following the expiration of the time for the filing of an appeal, assuming that no appeal is filed. Similarly the equitable settlement will be implemented promptly at the same time and assuming no appeal is filed. For those equitable class members who submitted timely requests for the repurchase of their limited partnership units, the respective partnerships will repurchase such units by December 31, 2001.

     The Partnership is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.

10.  LIQUIDATION AND SPECIAL DISTRIBUTIONS

     On January 1, 2000, the General Partner began the liquidation phase of the Partnership with the intent to commence an orderly liquidation of the Partnership assets. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

     In the six months ended June 30, 2000, the General Partner paid special distributions of $0.50 per weighted-average limited partnership unit. No special distributions were paid in the six months ended June 30, 2001. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of certain damaged equipment, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of the PLM Equipment Growth Fund IV's (the Partnership's) Operating Results for the Three Months Ended June 30, 2001 and 2000

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and equipment operating expenses) on owned equipment decreased during the second quarter of 2001 compared to the same period of 2000. Gains or losses from the sale of equipment, and interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 7 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                       For the Three Months
                                                          Ended June 30,
                                                      2001             2000
                                                    ---------------------------
Railcars                                            $   494          $   555
Marine containers                                        18               25
Trailers                                                 --              146
Aircraft                                                 (8)             117

Railcars: Railcar lease revenues and direct expenses were $0.6 million and $0.1 million, respectively, for the second quarter of 2001, compared to $0.7 million and $0.2 million, respectively, during the same period in 2000. The decrease in railcar contribution in the second quarter of 2001 was due to the sale of railcars in 2001 and 2000.

Marine containers: Marine container lease revenues and direct expenses were $18,000 and $-0-, respectively, for the second quarter of 2001, compared to $27,000 and $2,000, respectively, during the same period of 2000. The decrease in marine container contribution in the second quarter of 2001 was due to the sale of marine containers in 2001 and 2000.

Trailers: Trailer lease revenues and direct expenses were $-0- for the second quarter of 2001, compared to $0.2 million and $0.1 million, respectively, during the same period of 2000. The decrease in trailer contribution in the second quarter of 2001 was due to the sale of all the Partnership's trailers in 2000.

Aircraft: Aircraft lease revenues and direct expenses were $-0- and $8,000, respectively, for the second quarter of 2001, compared to $0.2 million and $0.1 million, respectively, during the same period of 2000. The decrease in aircraft contribution in the second quarter of 2001 was due to the sale of aircraft in 2001 and 2000.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.3 million for the second quarter of 2001 decreased from $0.9 million for the same period in 2000. Significant variances are explained as follows:

     (i) A $0.5 million decrease in depreciation expense from 2000 levels resulted from a $0.4 million decrease due to the sale of certain assets during 2001 and 2000 and a $0.1 million decrease resulting from the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned.

     (ii) A $0.1 million decrease in general and administrative expenses during the three months ended June 30, 2001 compared to the same period of 2000 is due to lower costs resulting from the sale of all the Partnership's trailers during 2000.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the second quarter of 2001 totaled $26,000, which resulted from the sale of marine containers and railcars with an aggregate net book value of $0.1 million, for proceeds of $0.1 million. For the second quarter of 2000, net gain on disposition of equipment totaled $40,000, which resulted from the sale of marine containers, trailers and railcars with an aggregate net book value of $0.1 million, for proceeds of $0.1 million.

(D)  Equity in Net Income of Unconsolidated Special-Purpose Entities (USPEs)

Net income generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                                           For the Three Months
                                                                              Ended June 30,
                                                                          2001             2000
                                                                        ---------------------------
Aircraft                                                                $   104          $   121
Marine vessel                                                                --               48
                                                                        ---------------------------
      Equity in net income of USPEs                                     $   104          $   169
                                                                        ===========================

Aircraft: As of June 30, 2001 and 2000, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.1 million and $15,000, respectively, for the second quarter of 2001, compared to $0.1 million and $14,000, respectively, during the same period in 2000.

Marine vessel: As of June 30, 2001, the Partnership had no remaining interests in entities that owned marine vessels. Marine vessel revenues and expenses were $48,000 and $-0-, respectively, for the second quarter of 2000. Revenues decreased $48,000 in the second quarter of 2001 due to the sale of the marine vessel entity in which the Partnership owned an interest during the fourth quarter of 2000.

(E)  Net Income

As a result of the foregoing, the Partnership's net income was $0.4 million for the second quarter of 2001, compared to net income of $0.2 million during the same period of 2000. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the quarter ended June 30, 2001 is not necessarily indicative of future periods. In the second quarter of 2001, the Partnership distributed $0.9 million to the limited partners, or $0.10 per weighted-average limited partnership unit.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and equipment operating expenses) on owned equipment decreased during the six months ended June 30, 2001 compared to the same period of 2000. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                         For the Six Months
                                                           Ended June 30,
                                                       2001             2000
                                                     ---------------------------
Railcars                                             $ 1,070          $ 1,131
Aircraft                                                 164              289
Marine containers                                         30               39
Trailers                                                  --              314
Marine vessels                                           (27)              --

Railcars: Railcar lease revenues and direct expenses were $1.3 million and $0.3 million, respectively, for the six months ended June 30, 2001, compared to $1.5 million and $0.4 million, respectively, during the same period in 2000. The decrease in railcar contribution in the six months ended June 30, 2001 was due to the sale of railcars in 2001 and 2000.

Aircraft: Aircraft lease revenues and direct expenses were $0.2 million and $21,000, respectively, for the six months ended June 30, 2001, compared to $0.4 million and $0.1 million, respectively, during the same period of 2000. The decrease in aircraft contribution in the six months ended June 30, 2001 was due to the sale of aircraft in 2001 and 2000.

Marine containers: Marine container lease revenues and direct expenses were $30,000 and $-0-, respectively, for the six months ended June 30, 2001, compared to $42,000 and $3,000, respectively, during the same period of 2000. The decrease in marine container contribution in the six months ended June 30, 2001 was due to the sale of marine containers in 2001 and 2000.

Trailers: Trailer lease revenues and direct expenses were $-0- for the six months ended June 30, 2001, compared to $0.4 million and $0.1 million, respectively, during the same period of 2000. The decrease in trailer contribution in the six months ended June 30, 2001 was due to the sale of all of the Partnership's trailers in 2000.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.0 million for the six months ended June 30, 2001 decreased from $1.7 million for the same period in 2000. Significant variances are explained as follows:

     (i) A $0.8 million decrease in depreciation expense from 2000 levels resulted from a $0.7 million decrease due to the sale of certain assets during 2001 and 2000 and a $0.1 million decrease resulting from the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned.

     (ii) A $49,000 decrease in management fees to affiliate resulted from the lower levels of lease revenues on owned equipment during the six months ended June 30, 2001, compared to the same period in 2000.

     (iii) The $0.2 million increase in the bad debt expenses was due to the collection of $0.2 million receivable in the six months ended June 30, 2000 that had previously been reserved for as bad debts. A similar recovery did not occur in 2001.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the six months ended June 30, 2001 totaled $3.5 million, which resulted from the sale of a commercial aircraft, a commuter aircraft, marine containers, and railcars with an aggregate net book value of $1.9 million, for aggregate proceeds of $5.4 million. For the six months ended June 30, 2000, net gain on disposition of totaled $0.1 million, which resulted from the sale of marine containers, railcars, and trailers with an aggregate net book value of $0.3 million, for aggregate proceeds of $0.4 million.

(D)  Equity in Net Income of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                                            For the Six Months
                                                                              Ended June 30,
                                                                          2001             2000
                                                                        ---------------------------
Aircraft                                                                $   208          $   311
Marine vessel                                                               (34)             155
                                                                        ---------------------------
      Equity in net income of USPEs                                     $   174          $   466
                                                                        ===========================

Aircraft: As of June 30, 2001 and 2000, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.2 million and $31,000, respectively, for the six months ended June 30, 2001, compared to $0.3 million and $(35,000), respectively, during the same period in 2000. The decrease in revenues of $36,000 during the six months ended June 30, 2001 was due to a lower outstanding principal balance on the finance lease compared to the same period of 2000. The increase in expenses of $0.1 million was due to the collection of a receivable that had been written-off as a bad debt during 2000. A similar event did not occur during the same period of 2001.

Marine vessel: As of June 30, 2001, the Partnership had no remaining interests in entities that owned marine vessels. Marine vessel revenues and expenses were $-0- and $34,000, respectively, for the six months ended June 30, 2001 compared to $0.1 million and $(37,000), respectively, during the same period in 2000. Revenues decreased $0.1 million during the six months ended June 30, 2001 due to the sale of the marine vessel entity in which the Partnership owned an interest during the fourth quarter of 2000. Expenses increased $0.1 million due to the receipt of $0.2 million for an insurance claim during the six months ended June 30, 2000. A similar event did not occur during the same period of 2001.

(E)  Net Income

As a result of the foregoing, the Partnership's net income was $3.9 million for the six months ended June 30, 2001, compared to net income of $0.7 million during the same period of 2000. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the six months ended June 30, 2001 is not necessarily indicative of future periods. In the six months ended June 30, 2001, the Partnership distributed $1.7 million to the limited partners, or $0.19 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 2001, the Partnership generated $1.0 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations, but used undistributed available cash from prior periods and proceeds from equipment sales of approximately $0.8 million to make distributions (total of $1.8 million in the six months ended June 30, 2001) to the partners.

During the six months ended June 30, 2001, the Partnership sold a commercial aircraft, a commuter aircraft, marine containers and railcars with an aggregate net book value of $1.9 million, for aggregate proceeds of $5.4 million.

Restricted cash decreased $0.1 million during the six months ended June 30, 2001 due to the decrease in lessee deposits resulting from the return of security deposits to the buyers who purchased an aircraft during the first quarter of 2001.

Accounts receivables decreased $0.1 million during the six months ended June 30, 2001 due to the timing of cash receipts.

Investments in USPEs decreased $0.2 million due to cash distributions of $0.4 million to the Partnership from the USPEs offset, in part, by $0.2 million of income that was recorded by the Partnership's from the USPEs during the six months ended June 30, 2001.

Accounts payable decreased $0.1 million during the six months ended June 30, 2001 due to the timing of payments to vendors.

Lessee deposits and reserve for repairs decreased $0.2 million during the six months ended June 30, 2001 due to the decrease of $0.1 million in lessee deposits resulting from the return of a security deposit to the buyer who purchased an aircraft during the first quarter of 2001, and a decrease of $0.1 million in prepaid aircraft lease revenue due to the sale of an aircraft.

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

2. Railcar loadings in North America for the first six months of 2001 were below those of 2000. This decrease will lead to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the first six months of 2001, 72% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.)
currency. If these lessees currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payments.








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



                                          PLM EQUIPMENT GROWTH FUND IV
                                          By:    PLM Financial Services, Inc.
                                                 General Partner



Date: August 13, 2001                     By: /s/ Stephen M. Bess
                                             -------------------------
                                             Stephen M. Bess
                                             President and
                                             Chief Accounting Officer