Form 10-Q
period 2001-09-30
PLM EQUIPMENT GROWTH FUND IV
filed 2001-11-13
CIK 847517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 2001

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                            CONDENSED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AMOUNTS)
                                   (UNAUDITED)



                                                                                 September 30,        December 31,
                                                                                      2001                2000
                                                                                 ------------------------------------
ASSETS

Equipment held for operating leases, at cost                                     $      16,496       $     18,003
Less accumulated depreciation                                                          (12,463)           (13,436)
                                                                                 ------------------------------------
                                                                                         4,033              4,567
Equipment held for sale                                                                     --              1,931
                                                                                 ------------------------------------
    Net equipment                                                                        4,033              6,498

Cash and cash equivalents                                                                8,030              2,742
Restricted cash                                                                            147                272
Accounts receivable, less allowance for doubtful
      accounts of $19 in 2001 and $5 in 2000                                                69                171
Investments in unconsolidated special-purpose entity                                     2,846              3,143
Prepaid expenses and other assets                                                           24                 37
                                                                                 ------------------------------------

     Total assets                                                                $      15,149       $     12,863
                                                                                 ====================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                            $         375       $        186
Due to affiliates                                                                          165                174
Lessee deposits and reserve for repairs                                                    152                369
                                                                                 ------------------------------------
    Total liabilities                                                                      692                729
                                                                                 ------------------------------------

Partners' capital:
Limited partners (8,628,420 limited partnership units
      as of September 30, 2001 and December 31, 2000)                                   14,457             12,134
General Partner                                                                             --                 --
                                                                                 ------------------------------------
    Total partners' capital                                                             14,457             12,134
                                                                                 ------------------------------------

      Total liabilities and partners' capital                                    $      15,149       $     12,863
                                                                                 ====================================











       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                         CONDENSED STATEMENTS OF INCOME
         (IN THOUSANDS OF DOLLARS, EXCEPT WEIGHTED-AVERAGE UNIT AMOUNTS)
                                   (UNAUDITED)

                                                       For the Three Months              For the Nine Months
                                                        Ended September 30,              Ended September 30,
                                                        2001         2000                 2001         2000
                                                     -----------------------------------------------------------
REVENUES

Lease revenue                                         $    634     $  1,110            $   2,185    $   3,476
Interest and other income                                   72           28                  251          114
Net gain on disposition of equipment                        16          154                3,471          253
                                                      ----------------------------------------------------------
    Total revenues                                         722        1,292                5,907        3,843
                                                      ----------------------------------------------------------

EXPENSES

Depreciation                                               119          587                  547        1,787
Repairs and maintenance                                    368          243                  640          811
Equipment operating expenses                                --           (3)                  28           29
Insurance expense                                           18           21                  109           60
Management fees to affiliate                                44           62                  142          209
General and administrative expenses
      to affiliates                                         35          106                  195          322
Other general and administrative expenses                   74          196                  411          473
Provision for (recovery of) bad debt expense                 1          (28)                  15         (174)
Loss on revaluation of equipment                            --          106                   --          106
                                                      ----------------------------------------------------------
    Total expenses                                         659        1,290                2,087        3,623
                                                      ----------------------------------------------------------

Equity in net income of unconsolidated special-
      purpose entities                                      99           83                  273          549
                                                      ----------------------------------------------------------

Net income                                            $    162     $     85            $   4,093    $     769
                                                      ==========================================================

PARTNERS' SHARE OF NET INCOME

Limited partners                                      $    162     $     41            $   4,003    $     408
General Partner                                             --           44                   90          361
                                                      ----------------------------------------------------------

Total                                                 $    162     $     85            $   4,093    $     769
                                                      ==========================================================

Limited partners' net income per weighted-
      average partnership unit                        $   0.02     $   0.01            $    0.46    $    0.05
                                                      ==========================================================

Cash distribution                                     $     --     $    885            $   1,770    $   2,679
Special cash distribution                                   --           --                   --        4,541
                                                      ----------------------------------------------------------
Total distribution                                    $     --     $    885            $   1,770    $   7,220
                                                      ==========================================================

Per weighted-average partnership unit:
Cash distribution                                     $     --     $   0.10            $    0.19    $    0.30
Special cash distribution                                   --           --                   --         0.50
                                                      ----------------------------------------------------------
Total distribution per weighted-average
      partnership unit                                $     --     $   0.10            $    0.19    $    0.80
                                                      ==========================================================

       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           FOR THE PERIOD FROM DECEMBER 31, 1999 TO SEPTEMBER 30, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                        Limited             General
                                                       Partners             Partner             Total
                                                      ----------------------------------------------------

  Partners' capital as of December 31, 1999           $  19,342            $   --             $  19,342

Net income                                                  492               405                   897

Cash distribution                                        (3,386)             (178)               (3,564)

Special cash distribution                                (4,314)             (227)               (4,541)
                                                      --------------------------------------------------

  Partners' capital as of December 31, 2000              12,134                --                12,134

Net income                                                4,003                90                 4,093

Cash distribution                                        (1,680)              (90)               (1,770)

                                                      ----------------------------------------------------
  Partner's capital as of September 30, 2001          $  14,457            $   --             $  14,457
                                                      ====================================================





























       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                            For the Nine Months
                                                                            Ended September 30,
                                                                           2001            2000
                                                                        ----------------------------

OPERATING ACTIVITIES
Net income                                                              $   4,093       $     769
Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
  Depreciation                                                                547           1,787
  Net gain on disposition of equipment                                     (3,471)           (253)
  Loss on revaluation of equipment                                             --             106
  Equity in net income of unconsolidated special-purpose
    entities                                                                 (273)           (549)
  Changes in operating assets and liabilities:
    Restricted cash                                                           125              --
    Accounts receivable, net                                                  102             263
    Prepaid expenses and other assets                                          13              44
    Accounts payable and accrued expenses                                     189            (151)
    Due to affiliates                                                          (9)            (35)
    Lessee deposits and reserve for repairs                                  (217)            (64)
                                                                        ----------------------------
      Net cash provided by operating activities                             1,099           1,917
                                                                        ----------------------------

INVESTING ACTIVITIES
Payments for capitalized improvements                                          (2)             (7)
Proceeds from disposition of equipment                                      5,391           1,767
Distribution from unconsolidated special-purpose entities                     570             840
                                                                        ----------------------------
      Net cash provided by investing activities                             5,959           2,600
                                                                        ----------------------------

FINANCING ACTIVITIES
Cash distribution paid to limited partners                                 (1,680)         (2,545)
Cash distribution paid to General Partner                                     (90)           (134)
Special cash distribution paid to limited partners                             --          (4,314)
Special cash distribution paid to General Partner                              --            (227)
                                                                        ----------------------------
      Net cash used in financing activities                                (1,770)         (7,220)
                                                                        ----------------------------

Net increase (decrease) in cash and cash equivalents                        5,288          (2,703)
Cash and cash equivalents at beginning of year                              2,742           5,587
                                                                        ----------------------------

Cash and cash equivalents at end of period                              $   8,030       $   2,884
                                                                        ============================










       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the condensed financial position of PLM Equipment Growth Fund IV (the Partnership) as of September 30, 2001 and December 31, 2000, the condensed statements of income for the three and nine months ended September 30, 2001 and 2000, the condensed statements of changes in partners' capital for the period from December 31, 1999 to September 30, 2001, and the condensed statements of cash flows for the nine months ended September 30, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the condensed financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, on file with the Securities and Exchange Commission.

2. SCHEDULE OF PARTNERSHIP PHASES

The Partnership, in accordance with its limited partnership agreement, entered its liquidation phase on January 1, 1999, and has commenced an orderly liquidation of the Partnership's assets. The Partnership will terminate on December 31, 2009, unless terminated earlier upon the sale of all equipment or by certain other events. The General Partner may no longer reinvest cash flows and surplus funds in equipment. All future cash flows and surplus funds, if any, are to be used for distributions to partners, except to the extent used to maintain reasonable reserves. During the liquidation phase, the Partnership's assets will continue to be recorded at the lower of the carrying amount or fair value less cost to sell. The General Partner anticipates that the liquidation of Partnership assets will be completed by the end of the year 2002.

3. RECLASSIFICATION

Certain amounts on the 2000 financial statements have been reclassified to conform to the 2001 presentation.

4. CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended September 30, 2001 and 2000, cash distributions totaled $-0- and $0.9 million, respectively. For the nine months ended September 30, 2001 and 2000, cash distributions totaled $1.8 million and $2.7 million, respectively. In addition, during the nine months ended September 30, 2000, a $4.5 million special distribution was paid to the partners from the proceeds realized on the sale of equipment and liquidating distributions from unconsolidated special purpose entities (USPEs). No special distributions were paid in the nine months ended September 30, 2001. None of the cash distributions to the limited partners during the nine months ended September 30, 2001, were deemed to be a return of capital. Cash distributions to the limited partners of $6.4 million for the nine months ended 2000 were deemed to be a return of capital.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of September 30, 2001, includes $19,000 due to FSI and its affiliate for management fees and $0.1 million due to an affiliated USPE. The balance due to affiliates as of December 31, 2000 includes $27,000 due to FSI and its affiliate for management fees and $0.1 million due to an affiliated USPE. The Partnership's proportional share of management fees related to USPEs of $12,000 and $9,000 were payable to FSI and its affiliate as of September 30, 2001 and December 31, 2000, respectively.

The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 2001 and 2000 is listed in the following table (in thousands of dollars):

                                                     For the Three Months               For the Nine Months
                                                      Ended September 30,               Ended September 30,
                                                     2001            2000              2001            2000
                                                   -------------------------------------------------------------
Management fees                                    $      4       $      4          $      13       $      13
Data processing and administrative
   expenses                                              --             --                 --               5

6. EQUIPMENT

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of owned equipment were as follows (in thousands of dollars):

                                               September 30,        December 31,
                                                 2001                 2000
                                             -----------------------------------
Equipment held for operating leases
Railcars                                     $    13,239          $   13,336
Marine containers                                  3,257               4,667
                                             ------------         -----------
                                                  16,496              18,003
Less accumulated depreciation                    (12,463)            (13,436)
                                             ------------         -----------
                                                   4,033               4,567
Equipment held for sale                               --               1,931
                                             ------------         -----------
    Net equipment                            $     4,033          $    6,498
                                             ============         ===========

As of September 30, 2001, all equipment was on lease except for 35 railcars with a net book value of $0.3 million. As of December 31, 2000, all equipment was on lease, except for an aircraft and 34 railcars with a net book value of $0.7 million.

A Boeing 737-200 stage II commercial aircraft and Dash 8-300 commuter aircraft, subject to pending contract for sale, were held for sale as of December 31, 2000 at the lower of the equipment's depreciated cost or fair value, less cost to sell.

During the nine months ended September 30, 2001, the Partnership sold aircraft, marine containers and railcars with an aggregate net book value of $1.9 million, for proceeds of $5.4 million. The aircraft were reported as equipment held for sale as of December 31, 2000. During the nine months ended September 30, 2000, the Partnership sold all of its trailers, and certain marine containers and railcars with an aggregate net book value of $1.5 million, for proceeds of $1.8 million.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITY

The Partnership's net investment in a USPE consisted of a 35% interest in two Stage II commercial aircraft on a direct finance lease (and related assets and liabilities) totaling $2.8 million and $3.1 million as of September 30, 2001 and December 31, 2000, respectively.

8. OPERATING SEGMENTS

The Partnership operates or operated in five different segments: aircraft leasing, railcar leasing, marine container leasing, marine vessel leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):


                                                                 Marine
    For the three months ended            Aircraft   Railcar    Container
           September 30, 2001             Leasing    Leasing    Leasing     Other(1)   Total
           ------------------             -------    -------    -------     -----      -----


    REVENUES
      Lease revenue                        $    --   $    635   $     (1) $     --   $    634
      Interest income and other                 --         --         --        72         72
      Gain (loss) on disposition of             (4)        --         20        --         16
    equipment
                                          ----------------------------------------------------
        Total revenues                          (4)       635         19        72        722

    Costs and expenses
      Operations support                       226        144         --        16        386
      Depreciation                              (1)        75         45        --        119
      Management fees to affiliates              2         42         --        --         44
      General and administrative expenses        1         26         --        82        109
      Provision for (recovery of) bad           --          5         (4)       --          1
    debts
                                          ----------------------------------------------------
        Total costs and expenses               228        292         41        98        659
                                          ----------------------------------------------------
    Equity in net income of USPEs               99         --         --        --         99
                                          ----------------------------------------------------
    Net income (loss)                      $  (133)  $    343   $    (22) $    (26)  $    162
                                          ====================================================

    Total assets as of September 30, 2001  $ 2,993   $  3,949   $    153  $  8,054   $ 15,149
                                          ====================================================

(1) Includes certain assets not identifiable to a particular segment, such as cash and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.





                      (This space intentionally left blank)

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.   OPERATING SEGMENTS (continued)

                                                                 Marine     Marine
    For the three months ended            Aircraft   Railcar    Container   Vessel   Trailer
           September 30, 2000             Leasing    Leasing    Leasing    Leasing   Leasing     Other(1)    Total
           ------------------             -------    -------    -------    -------   -------     -----       -----


    REVENUES
      Lease revenue                        $   196   $    701   $     20  $     --   $    193  $     --   $  1,110
      Interest income and other                 --         --         --        --         --        28         28
      Gain (loss) on disposition of             --         (3)        28        --        129        --        154
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                         196        698         48        --        322        28      1,292

    COSTS AND EXPENSES
      Operations support                        23        151          2        --         79         6        261
      Depreciation                             336        104         86        --         61        --        587
      Management fees to affiliates              4         44          1        --         13        --         62
      General and administrative expenses       39         20         --        --         99       144        302
      Recovery of bad debts                     --        (27)        --        --         (1)       --        (28)
      Loss on revaluation of equipment          --         --         --        --        106        --        106
                                          -------------------------------------------------------------------------
        Total costs and expenses               402        292         89        --        357       150      1,290
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       115         --         --       (32)        --        --         83
                                          -------------------------------------------------------------------------
    Net income (loss)                      $   (91)  $    406   $    (41 )$    (32)  $    (35) $   (122)  $     85
                                          =========================================================================

    Total assets as of September 30, 2000  $ 5,571   $  4,388   $    629  $    (14)  $     22  $  2,888   $ 13,484
                                          =========================================================================


                                                                 Marine     Marine
    For the nine months ended             Aircraft   Railcar    Container   Vessel   Trailer
          September 30, 2001              Leasing    Leasing    Leasing    Leasing   Leasing     Other(1)    Total
          ------------------              -------    -------    -------    -------   -------     -----       -----


    REVENUES
      Lease revenue                        $   185   $  1,971   $     29  $     --   $     --  $     --   $  2,185
      Interest income and other                 39         --         --        --         --       212        251
      Gain (loss) on disposition of          3,355        (15)       128        --          3        --      3,471
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                       3,579      1,956        157        --          3       212      5,907

    COSTS AND EXPENSES
      Operations support                       247        410         --        27         --        93        777
      Depreciation                             144        246        157        --         --        --        547
      Management fees to affiliates              2        139          1        --         --        --        142
      General and administrative expenses      126         70         --        --         (1)      411        606
      Provision for (recovery of) bad           --         16         --        --         (1)       --         15
    debts
                                          -------------------------------------------------------------------------
        Total costs and expenses               519        881        158        27         (2)      504      2,087
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       307         --         --       (34)        --        --        273
                                          -------------------------------------------------------------------------
    Net income (loss)                      $ 3,367   $  1,075   $     (1 )$    (61)  $      5  $   (292)  $  4,093
                                          =========================================================================

    Total assets as of September 30, 2001  $ 2,993   $  3,949   $    153  $     --   $     --  $  8,054   $ 15,149
                                          =========================================================================


(1) Includes certain assets not identifiable to a particular segment, such as cash and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.   OPERATING SEGMENTS (continued)

                                                                 Marine     Marine
    For the nine months ended             Aircraft   Railcar    Container   Vessel   Trailer
           September 30, 2000             Leasing    Leasing    Leasing    Leasing   Leasing     Other(1)    Total
           ------------------             -------    -------    -------    -------   -------     -----       -----


    REVENUES
      Lease revenue                        $   588   $  2,191   $     62  $     --   $    635  $     --   $  3,476
      Interest income and other                  2         --         --        --         --       112        114
      Gain (loss) on disposition of             --        (13)       154        --        112        --        253
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                         590      2,178        216        --        747       112      3,843

    COSTS AND EXPENSES
      Operations support                       126        511          5        --        207        51        900
      Depreciation                           1,007        323        271        --        186        --      1,787
      Management fees to affiliates             12        145          3        --         49        --        209
      General and administrative expenses      103         82          1        --        213       396        795
      Recovery of bad debts                     (9)       (23)        --        --       (142)       --       (174)
      Loss on revaluation of equipment          --         --         --        --        106        --        106
                                          -------------------------------------------------------------------------
        Total costs and expenses             1,239      1,038        280        --        619       447      3,623
                                          -------------------------------------------------------------------------
    Equity in net income of USPEs              426         --         --       123         --        --        549
                                          -------------------------------------------------------------------------
    Net income (loss)                      $  (223)  $  1,140   $    (64) $    123   $    128  $   (335)  $    769
                                          =========================================================================

    Total assets as of September 30, 2000  $ 5,571   $  4,388   $    629  $    (14)  $     22  $  2,888   $ 13,484
                                          =========================================================================

(1) Includes certain assets not identifiable to a particular segment, such as cash and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.


9. NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 2001 and 2000 was 8,628,420.

10. CONTINGENCIES

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

The complaint asserts causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, and conspiracy. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.  CONTINGENCIES (continued)

of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory damages, as well as punitive damages.

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

The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on August 30, 2000 held any units in Fund V, Fund VI, and or, Fund VII, and their assigns and successors in interest. The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of Fund V, Fund VI, and Fund VII's equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the funds of Fund V, Fund VI, and Fund VII in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Fund V, Fund VI and Fund VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit; and
(e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. Subject to final court approval, these proposed changes would be made as amendments to each Fund's limited partnership agreement if less than 50% of the limited partners of each Fund vote against such amendments. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Fund funds in the event, if ever, that certain performance thresholds have been met by the Funds.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10. CONTINGENCIES (continued)

The court preliminarily approved the monetary and equitable settlements in August 2000, and information regarding each of the settlements was sent to class members in September 2000. A final fairness hearing was held on November 29, 2000, and on April 25, 2001 the federal magistrate judge assigned to the case entered a Report and Recommendation recommending final approval of the monetary and equitable settlements to the federal district court judge. On July 24, 2001, the federal district court judge adopted the Report and Recommendation, and entered a final judgment approving both settlements. No appeal has been filed and the time for filing an appeal has expired. Therefore, monetary class members who submitted claims will be paid their settlement amount out of the monetary fund by the third-party claims administrator once the final settlement amounts are calculated pursuant to the formula set forth in the settlement agreement and court order. Similarly the equitable settlement will be implemented promptly. For those equitable class members who submitted timely requests for the repurchase of their limited partnership units, the respective partnerships will repurchase such units by December 31, 2001.

The Partnership, together with affiliates, has initiated litigation in various official forums in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The
Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counterclaims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will defend against such counterclaims. The General Partner believes the likelihood of an unfavorable outcome from the counterclaims is remote.

During 2001, the General Partner has decided to minimize its collection efforts from the India lessee in order to save the Partnership from additional expenses of trying to collect from a lessee that has limited ability to pay.

The Partnership is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

11. LIQUIDATION AND SPECIAL DISTRIBUTIONS

On January 1, 1999, the General Partner began the liquidation phase of the Partnership with the intent to commence an orderly liquidation of the Partnership assets. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received, the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership, the owned equipment leased under operating leases and the jointly-owned equipment leased under a finance lease will continue to be leased until sold. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners. Upon final liquidation, the Partnership will be dissolved.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11. LIQUIDATION AND SPECIAL DISTRIBUTIONS (continued)

In the nine months ended September 30, 2000, the General Partner paid special distributions of $0.50 per weighted-average limited partnership unit. No special distributions were paid in the nine months ended September 30, 2001. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. The sales and liquidations occur based on the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and in some leases, the ability of the lessee to exercise purchase options.


















                      (This space intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Comparison of the PLM Equipment Growth Fund IV's (the Partnership's) Operating Results for the Three Months Ended September 30, 2001 and 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased during the third quarter of 2001 compared to the same period of 2000. Gains or losses from the sale of equipment, and interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 8 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                                           For the Three Months
                                                                           Ended September 30,
                                                                          2001             2000
                                                                        ---------------------------
Railcars                                                                $   491          $   550
Trailers                                                                     --              114
Marine containers                                                            (1)              18
Aircraft                                                                   (226)             173

Railcars: Railcar lease revenues and direct expenses were $0.6 million and $0.1 million, respectively, for the third quarter of 2001, compared to $0.7 million and $0.2 million, respectively, during the same period in 2000. Railcar contribution decreased $0.1 million compared to the same period of 2000 due to lower lease revenues on railcars whose lease expired during 2001.

Trailers: Trailer lease revenues and direct expenses were $-0- for the third quarter of 2001, compared to $0.2 million and $0.1 million, respectively, during the same period of 2000. The decrease in trailer contribution in the third quarter of 2001 was due to the sale of all the Partnership's trailers in 2000.

Marine containers: Marine container lease revenues and direct expenses were $(1,000) and $-0-, respectively, for the third quarter of 2001, compared to $20,000 and $2,000, respectively, during the same period of 2000. The decrease in marine container contribution in the third quarter of 2001 compared to the same period of 2000 was due to the sale of marine containers in 2001 and 2000.

Aircraft: Aircraft lease revenues and direct expenses were $-0- and $0.2 million, respectively, for the third quarter of 2001, compared to $0.2 million and $23,000, respectively, during the same period of 2000. The decrease in aircraft contribution in the third quarter of 2001 was due to the sale of aircraft in 2001 and 2000.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.3 million for the third quarter of 2001 decreased from $1.0 million for the same period in 2000. Significant variances are explained as follows:

     (i) A $0.5 million decrease in depreciation expense from 2000 levels resulted from a $0.4 million decrease due to the sale of certain assets during 2001 and 2000 and a $0.1 million decrease resulting from the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned.

     (ii)A $0.2 million decrease in general and administrative expenses during the three months ended September 30, 2001 compared to the same period of 2000 is due to lower costs resulting from the sale of all the Partnership's trailers during 2000.

     (iii) Loss on revaluation of equipment decreased $0.1 million during the third quarter of 2001 compared to the same period in 2000. In the third quarter of 2000, the Partnership reduced the carrying value of its trailers to their estimated net realizable value. No revaluation of equipment was required during the same period in 2001.

(C) Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the third quarter of 2001 totaled $16,000, which resulted from the sale of marine containers and railcars with an aggregate net book value of $15,000, for proceeds of $31,000. For the third quarter of 2000, net gain on disposition of equipment totaled $0.2 million, which resulted from the sale of marine containers, trailers, and railcars with an aggregate net book value of $1.2 million, for proceeds of $1.4 million.

(D) Equity in Net Income of Unconsolidated Special-Purpose Entities (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                                           For the Three Months
                                                                           Ended September 30,
                                                                          2001             2000
                                                                        ---------------------------
Aircraft                                                                $    99          $   115
Marine vessel                                                                --              (32)
                                                                        ---------------------------
      Equity in net income of USPEs                                     $    99          $    83
                                                                        ===========================

Aircraft: As of September 30, 2001 and 2000, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.1 million and $16,000, respectively, for the third quarter of 2001, compared to $0.1 million and $17,000, respectively, during the same period in 2000.

Marine vessel: As of September 30, 2001, the Partnership had no remaining interests in entities that owned marine vessels.

(E) Net Income

As a result of the foregoing, the Partnership's net income was $0.2 million for the third quarter of 2001, compared to net income of $0.1 million during the same period of 2000. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the quarter ended September 30, 2001 is not necessarily indicative of future periods.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 2001 compared to the same period of 2000. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                       For the Nine Months
                                                       Ended September 30,
                                                      2001             2000
                                                    ---------------------------
Railcars                                            $ 1,561          $ 1,680
Marine containers                                        29               57
Trailers                                                 --              428
Marine vessel                                           (27)              --
Aircraft                                                (62)             462

Railcars: Railcar lease revenues and direct expenses were $2.0 million and $0.4 million, respectively, for the nine months ended September 30, 2001, compared to $2.2 million and $0.5 million, respectively, during the same period in 2000. Railcar contribution decreased $0.1 million compared to the same period of 2000 due to lower lease revenues on railcars whose lease expired during 2001.

Marine containers: Marine container lease revenues and direct expenses were $29,000 and $-0-, respectively, for the nine months ended September 30, 2001, compared to $62,000 and $5,000, respectively, during the same period of 2000. The decrease in marine container contribution in the nine months ended September 30, 2001 compared to the same period of 2000 was due to the sale of marine containers in 2001 and 2000.

Trailers: Trailer lease revenues and direct expenses were $-0- for the nine months ended September 30, 2001, compared to $0.6 million and $0.2 million, respectively, during the same period of 2000. The decrease in trailer contribution in the nine months ended September 30, 2001 was due to the sale of all of the Partnership's trailers in 2000.

Aircraft: Aircraft lease revenues and direct expenses were $0.2 million and $0.2 million, respectively, for the nine months ended September 30, 2001, compared to $0.6 million and $0.1 million, respectively, during the same period of 2000. The decrease in aircraft contribution in the nine months ended September 30, 2001 was due to the sale of the Partnership's aircraft in 2001 and 2000.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.3 million for the nine months ended September 30, 2001 decreased from $2.7 million for the same period in 2000. Significant variances are explained as follows:

     (i) A $1.2 million decrease in depreciation expense from 2000 levels resulted from a $1.2 million decrease due to the sale of certain assets during 2001 and 2000 and a $0.1 million decrease resulting from the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned.

     (ii)A decrease of $0.2 million in general and administrative expenses was due to lower costs of $0.1 million resulting from the sale of all the Partnership's trailers during 2000 and lower costs of $0.1 million due to the sale of aircraft during 2001.

     (iii) Loss on revaluation of equipment decreased $0.1 million during the nine months ended September 30, 2001 compared to the same period in 2000. In the third quarter of 2000, the Partnership reduced the carrying value of its trailers to their estimated net realizable value. No revaluation of equipment was required during the same period in 2001.

     (iv) A $0.1 million decrease in management fees to affiliate resulted from the lower levels of lease revenues on owned equipment during the nine months ended September 30, 2001, compared to the same period in 2000.

     (v) The $0.2 million increase in the bad debt expenses was due to the collection of $0.2 million receivable in the nine months ended September 30, 2000 that had previously been reserved for as bad debts. A similar recovery did not occur in 2001.

(C) Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the nine months ended September 30, 2001 totaled $3.5 million, which resulted from the sale of aircraft, marine containers, and railcars with an aggregate net book value of $1.9 million, for proceeds of $5.4 million. For the nine months ended September 30, 2000, net gain on disposition of totaled $0.3 million, which resulted from the sale of marine containers, railcars, and trailers with a net book value of $1.5 million, for aggregate proceeds of $1.8 million.

(D) Equity in Net Income of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                              For the Nine Months
                                                              Ended September 30,
                                                             2001             2000
                                                           ---------------------------
Aircraft                                                   $   307          $   426
Marine vessel                                                  (34)             123
                                                           ---------------------------
      Equity in net income of USPEs                        $   273          $   549
                                                           ===========================

Aircraft: As of September 30, 2001 and 2000, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.4 million and $47,000, respectively, for the nine months ended September 30, 2001, compared to $0.4 million and $(19,000), respectively, during the same period in 2000. The decrease in revenues of $0.1 million during the nine months ended September 30, 2001 was due to a lower outstanding principal balance on the finance lease compared to the same period of 2000. The increase in expenses of $0.1 million was due to the collection of a receivable that had been written-off as a bad debt during 2000. A similar event did not occur during the same period of 2001.

Marine vessel: As of September 30, 2001, the Partnership had no remaining interests in entities that owned marine vessels. Marine vessel revenues and expenses were $-0- and $34,000, respectively, for the nine months ended September 30, 2001 compared to $0.1 million and $(5,000), respectively, during the same period in 2000. Revenues decreased $0.1 million during the nine months ended September 30, 2001 due to the sale of the marine vessel entity in which the Partnership owned an interest during the fourth quarter of 2000 and the receipt of $0.1 million for an insurance claim during the nine months ended September 30, 2000. A similar event did not occur during the same period of 2001. Expenses increased $39,000 due to payment of additional marine vessel operating expenses.

(E) Net Income

As a result of the foregoing, the Partnership's net income was $4.1 million for the nine months ended September 30, 2001, compared to net income of $0.8 million during the same period of 2000. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the nine months ended September 30, 2001 is not necessarily indicative of future periods. In the nine months ended September 30, 2001, the Partnership distributed $1.7 million to the limited partners, or $0.19 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 2001, the Partnership generated $1.7 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations, but used undistributed available cash from prior periods and proceeds from equipment sales of approximately $0.1 million to make distributions (total of $1.8 million in the nine months ended September 30, 2001) to the partners.

During the nine months ended September 30, 2001, the Partnership sold aircraft, marine containers and railcars with an aggregate net book value of $1.9 million, for proceeds of $5.4 million.

Restricted cash decreased $0.1 million during the nine months ended September 30, 2001 due to the sale of a Partnership aircraft and the reclassification of $0.1 million of restricted cash to equipment sales proceeds during the first quarter of 2001.

Accounts receivable decreased $0.1 million during the nine months ended September 30, 2001 due to the timing of cash receipts.

Investments in USPEs decreased $0.3 million due to cash distributions of $0.6 million to the Partnership from the USPEs offset, in part, by $0.3 million of income that was recorded by the Partnership from the USPEs during the nine months ended September 30, 2001.

Accounts payable increased $0.2 million during the nine months ended September 30, 2001 due to the timing of payments to vendors.

Lessee deposits and reserve for repairs decreased $0.2 million during the nine months ended September 30, 2001 due to the decrease of $0.1 million resulting from the sale of a Partnership aircraft and the reclassification of $0.1 million of a lessee deposit to equipment sales proceeds and a decrease of $0.1 million in prepaid aircraft lease revenue due to the sale of an aircraft.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause the Partnership to require any additional capital.

The Partnership is in its active liquidation phase. As a result, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels may be reduced, significant asset sales may result in special distributions to the partners.

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

(III) OUTLOOK FOR THE FUTURE

The Partnership is in its active liquidation phase. The General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Liquidation of the Partnership's equipment and its investment in a USPE will cause a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. The General Partner anticipates that the liquidation of Partnership assets will be completed by the scheduled termination of the Partnership at the end of the year 2002.

Several factors may affect the Partnership's operating performance in 2001 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Other factors affecting the Partnership's contribution in the year 2001 and beyond include:

1. The cost of new marine containers have been at historic lows for the past several years which has caused downward pressure on per diem lease rates for this type of equipment.

2. Railcar loadings in North America for the first nine months of 2001 were below those of 2000. This decrease will lead to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated or railcars are not released.

3. The tragic events of September 11, 2001 have significantly impacted the commercial airline industry and consequently the demand for commercial aircraft. The General Partner expects the Partnership to be affected as a result of the excess supply of off-lease aircraft now available in the market, as well as the weakened financial strength of the Partnership's aircraft lessees. No direct damage occurred to any of the Partnership's aircraft as a result of these events and the General Partner is currently unable to determine the long-term effects, if any, these events may have on the Partnership's aircraft. As of September 30, 2001, substantially all of the Partnership's lease receivables remain current for the Partnership's interest in a trust that owns commercial aircraft.

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

The General Partner believes that due to the current state of the economy, liquidating Partnership equipment at this time is not in the best interest of the partners. The General Partner will continue to monitor the economic conditions to determine the best time to liquidate the Partnership's equipment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the first nine months of 2001, 68% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.)
currency. If these lessees currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payments.

                          PART II -- OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None.

         (b)  Reports on Form 8-K

              Report dated September 5, 2001 announcing the engagement of Deloitte & Touche LLP as the Partnership's auditors and the dismissal of KPMG, LLP.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PLM EQUIPMENT GROWTH FUND IV
                                        By:    PLM Financial Services, Inc.
                                               General Partner

Date: November 9, 2001
                                        By:  /s/Stephen M. Bess
                                             ------------------------------
                                             Stephen M. Bess
                                             President and
                                             Current Chief Accounting Officer