Form 10-K
period 2001-12-31
PLM EQUIPMENT GROWTH FUND IV
filed 2002-03-26
CIK 847517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001.

[x]       Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934 For the transition period from     to

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


        Registrant's telephone number, including area code (415) 445-3201
                             -----------------------

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

Total number of pages in this report: 65.

                                     PART I

ITEM 1. BUSINESS

(A) Background

In March 1989, PLM Financial Services, Inc. (FSI or the General Partner), a wholly owned subsidiary of PLM International, Inc. (PLM International or PLMI), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 8,750,000 limited partnership units (including 1,250,000 option units) (the units) in PLM Equipment Growth Fund IV, a California limited partnership (the Partnership, the Registrant, or EGF IV). The Partnership's offering became effective on May 23, 1989. FSI, as General Partner, owns a 5% interest in the Partnership. The Partnership engages in the business of investing in a diversified equipment portfolio consisting primarily of used, long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

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

     (3) to selectively sell equipment when the General Partner believes that, due to market conditions, market prices for equipment exceed inherent equipment values or that expected future benefits from continued ownership of a particular asset will have an adverse affect on the Partnership. As the Partnership is in the liquidation phase, proceeds from these sales, together with excess net operating cash flows from operations (net cash provided by operating activities plus distributions from unconsolidated special-purpose entities (USPEs)), are used to pay distributions to the partners; and

     (4) to preserve and protect the value of the portfolio through quality management, maintaining the portfolio's diversity, and constantly monitoring equipment markets.

The offering of the units of the Partnership closed on March 28, 1990. As of December 31, 2001, there were 8,628,420 limited partnership units outstanding. The General Partner contributed $100 for its 5% general partner interest in the Partnership.

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

Table 1, below, lists the equipment and the original cost of equipment in the Partnership's portfolio and the Partnership's proportional share of equipment owned by an unconsolidated special-purpose entity, as of December 31, 2001 (in thousands of dollars):

                                     TABLE 1

 Units                              Type                                    Manufacturer                     Cost
---------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

    273      Pressurized tank railcars                               Various                             $    8,244
     98      Woodchip gondola railcars                               General Electric                         2,341
    110      Bulkhead flat railcars                                  Marine Industries Ltd.                   2,153
     24      Nonpressurized tank railcars                            Various                                    501
     81      Refrigerated marine containers                          Various                                  2,158
    119      Various marine containers                               Various                                    414

                                                                                                         -----------
             Total owned equipment held for operating leases                                             $   15,811 (1)
                                                                                                         ===========


Equipment owned by an unconsolidated special-purpose entity:



  0.35      Equipment on direct finance lease:
               Two DC-9 stage III commercial aircraft                McDonnell-Douglas                   $    4,025 (1,2)



(1)  Includes equipment and investments purchased with the proceeds from capital contributions,  undistributed  cash flow from  operations,  and Partnership
     borrowings.   Includes  costs   capitalized   subsequent  to  the  date  of
     acquisition  and  equipment  acquisition  fees  paid to PLM  Transportation
     Equipment Corporation,  a wholly owned subsidiary of FSI. All equipment was used equipment at the time of purchase.

(2)  Jointly Owned: EGF IV and two affiliated partnerships.

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

The lessees of the equipment include, but are not limited to: Aero California Airline, Canadian Pacific Railways, and Trans Ocean LTD.

(B) Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI, for the management of the Partnership's equipment. The Partnership's management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the audited financial statements).



                      (This space intentionally left blank)

(C) Competition

(1) Operating Leases versus Full Payout Leases

Generally, the equipment owned by or invested in the Partnership is leased out on an operating lease basis wherein the rents received during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment. The short- to mid-term nature of operating leases generally commands a higher rental rate than the longer-term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

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

(D) Demand

The Partnership currently operates in three primary operating segments: railcar leasing, marine container leasing, and aircraft leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers except for the Partnership's investment in two aircraft on a direct finance lease. The Partnership's equipment and investments are primarily used to transport materials and commodities, except for aircraft leased to passenger air carriers.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1) Railcars

(a) Pressurized Tank Railcars

Pressurized tank railcars are used to transport liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). The United States ("US") markets for natural gas are industrial applications, residential use, electrical generation, commercial applications, and transportation. Natural gas consumption is expected to grow over the next few years as most new electricity generation capacity planned for is expected to be natural gas fired. Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the US dollar. Population growth and dietary trends also play an indirect role.

On an industry-wide basis, North American carloadings of the commodity group that includes petroleum and chemicals decreased over 5% in 2001 compared to 2000. Even with this decrease in industry-wide demand, the utilization of this type of railcar within the Partnership continued to be in the 98% range through 2001.

(b) Woodchip Gondolas Railcars

These railcars are used to transport woodchips from sawmills to pulp mills, where the woodchips are converted into pulp. Thus, demand for woodchip cars is directly related to demand for paper, paper products, particleboard, and plywood. In Canada, where the Partnership's woodchip railcars operate, 2001 carloadings of forest products decreased approximately 5% when compared to 2000 levels. Utilization of the Partnership's woodchip gondolas railcars decreased from 73% at the beginning of 2001 to 59% at year-end.

(c) Bulkhead Flat Railcars

Bulkhead flatcars are used to transport pulpwood from sawmills to pulp mills. High-grade pulpwood is used to make paper, while low-grade pulpwood is used to make particleboard and plywood. In Canada, where the Partnership's bulkhead flatcars operate, 2001 carloadings of forest products increased by approximately 1% over 2000 levels. Utilization of the Partnership's bulkhead flat railcars remain at 100%.

(d) Nonpressurized, General Purpose Tank Railcars

These cars are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating oils, molten sulfur, vegetable oils, and corn syrup. The overall health of the market for these types of commodities is closely tied to both the US and global economies, as reflected in movements in the Gross Domestic Product, personal consumption expenditures, retail sales, and currency exchange rates. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Within North America, 2001 carloadings of the commodity group that includes chemicals and petroleum products fell over 5% from 2000 levels. Utilization of the Partnership's nonpressurized tank cars decreased from 90% at the beginning of 2001 to 85% at year-end.

(2) Marine Containers

The Partnership's fleet of both standard dry and specialized containers is in excess of 12 years of age, and is generally no longer suitable for use in international commerce, either due to its specific physical condition, or the lessees' preferences for newer equipment. As individual containers are returned from their specific lessees, they are being marketed for sale on an "as is, where is" basis. The market for such sales, although highly dependent upon the specific location and type of container, has softened somewhat in the last year primarily due to the worldwide recession. In addition to this overall softness in residual values, the Partnership has continued to experience reduced residual values on the sale of refrigerated containers, due primarily to technological obsolescence associated with this equipment's refrigeration machinery.

(3) Commercial Aircraft

Prior to September 11, 2001, Boeing and Airbus Industries predicted that the rate of growth in the demand for air transportation services would be relatively robust for the next 20 years. Boeing's prediction was that the demand for passenger services would grow at an average rate of about 5% per year and the demand for cargo traffic would grow at about 6% per year during such period.
Airbus' numbers were largely the same at 5% and 6%, respectively. Neither manufacturer has released new long-term predictions; however, both have confirmed lower production rates as well as substantial reductions in their work forces. Both manufacturers experienced significant reductions in the numbers of new orders for the year 2001 (through the end of November), with Boeing reporting 294 (as compared to 611 the previous year) and Airbus reporting 352 (as compared to 520 for the previous year.)

Current Market: It is to be noted that, even prior to the events on September 11, 2001, the worldwide airline industry experienced negative traffic growth, which in itself is unprecedented in peace time (it also happened during and after the Gulf War). The tragic events of September 11, 2001 have resulted in an unprecedented market situation for used commercial aircraft. The major carriers in the United States have grounded (or are in the process of grounding) approximately 20% of their fleets, causing the imbalance between supply and demand for aircraft seats to be exacerbated. In short, the market for used commercial aircraft is more negatively impacted than ever and is in un-chartered territory. The portfolio in the Partnership has been severely impacted.

The Partnership owns 35% of two DC-9 aircraft, which are on lease. These leases have been re-negotiated and the resulting incoming cash flow will be severely reduced.

(E) Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Partnership. Such regulations include but are not limited to:

     (1) the Montreal Protocol on Substances that Deplete the Ozone Layer and the US Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and that are used extensively as refrigerants in refrigerated marine cargo containers; and

     (2) the US Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials which apply particularly to the Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 241 jacketed tank railcars and 54 non-jacketed tank railcars that will need re-qualification. To date, a total of 40 tank railcars have been inspected with no significant defects.

As of December 31, 2001, the Partnership was in compliance with the above government regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2. PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interest in an entity that owns equipment for leasing purposes. As of December 31, 2001, the Partnership owned a portfolio of transportation and related equipment and an investment in equipment owned by an unconsolidated special-purpose entity (USPE) as described in Item I, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $174.8 million through the first half of 1990, proceeds from the debt financing of $33.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at 120 Montgomery Street, Suite 1350, San Francisco, California 94104. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3. LEGAL PROCEEDINGS

Two class action lawsuits which were filed against PLM International and various of its wholly owned subsidiaries in January 1997 in the United States District Court for the Southern District of Alabama, Southern Division (the court), Civil Action No. 97-0177-BH-C (the Koch action), and June 1997 in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action), were fully resolved during the fourth quarter of 2001.

The named plaintiffs were individuals who invested in the Partnership (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII and collectively, the
Funds), each a California limited partnership for which PLMI's wholly owned subsidiary, FSI, acts as the General Partner. The complaints asserted causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, conspiracy, unfair and deceptive practices, and violations of state securities law. Plaintiffs alleged that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs asserted liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs sought unspecified compensatory damages, as well as punitive damages.

In February 1999, the parties to the Koch and Romei actions agreed to monetary and equitable settlements of the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The court preliminarily approved the settlement in August 2000, and information regarding the settlement was sent to class members in September 2000. A final fairness hearing was held on November 29, 2000, and on April 25, 2001, the federal magistrate judge assigned to the case entered a Report and Recommendation recommending final approval of the monetary and equitable settlements to the federal district court judge. On July 24, 2001, the federal district court judge adopted the Report and Recommendation, and entered a final judgment approving the settlements. No appeal has been filed and the time for filing an appeal has expired.

The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million, consisting of $0.3 million deposited by PLMI and the remainder funded by an insurance policy. The final settlement amount of $4.9 million (of which PLMI's share was approximately $0.3 million) was accrued in 1999, paid out in the fourth quarter of 2001 and was determined based upon the number of claims filed by class members, the amount of attorneys' fees awarded by the court to plaintiffs' attorneys, and the amount of the administrative costs incurred in connection with the settlement.

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, except for Fund IV; (b) the extension (until December 31,
2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, except for Fund IV; (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; except for Fund IV; (d) a one-time purchase by each of Funds V, VI and VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit as of September 30, 2000; and (e) the deferral of a portion of the management fees paid, except for Fund IV, to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Fund funds in the event, if ever, that certain performance thresholds have been met by the Funds. Following a vote of limited partners resulting in less than 50% of the limited partners of each of Funds V, VI, and VII voting against such amendments and after final approval of the settlement, each of the Funds' limited partnership agreements was amended to reflect these changes. During the fourth quarter of 2001, the respective Funds purchased limited partnership units from those equitable class members who submitted timely requests for purchase.

The Partnership, together with affiliates, has initiated litigation in various official forums in the United States and India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline lessees filed counterclaims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will defend against such counterclaims.

During 2001, the General Partner decided to minimize its collection efforts from the India lessee in order to save the Partnership from additional expenses of trying to collect from a lessee that has no apparent ability to pay.

The Partnership is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2001.




















                      (This space intentionally left blank)

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is generally entitled to a 5% interest in the profits, losses and distributions of the Partnership. The General Partner is the sole holder of such interest. Special allocations of income are made to the General Partner equal to the deficit balance, if any, in the capital account of the General Partner. The General Partner's annual allocation of net income will generally be equal to the General Partner's cash distributions paid during the current year. The remaining interests in the profits, losses and distributions of the Partnership are owned, as of December 31, 2001, by 9,305 holders of units in the Partnership.

There are several secondary markets that will facilitate sales and purchases of units. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore are viewed as inefficient vehicles for the sale of units. Presently, there is no public market for the units and none is likely to develop.

To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the units will not be transferable without the consent of the General Partner, which may be withheld at its absolute discretion. The General Partner intends to monitor transfers of units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not an US citizen or if the transfer would cause any portion of the units of a "Qualified Plan" as defined by the Employee Retirement Income Security Act of 1974 and Independent Retirement Accounts to exceed the limit allowable. The Partnership may redeem a certain number of units each year. As of December 31, 2001, the Partnership had purchased a cumulative total of 121,580 units at a cost of $1.6 million. The General Partner does not intend to purchase any additional units on behalf of the Partnership in the future.
















                      (This space intentionally left blank)

ITEM 6. SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                        For the Years Ended December 31,
         (In thousands of dollars, except weighted-average unit amounts)

                                                2001            2000           1999            1998            1997
                                             ---------------------------------------------------------------------------

Operating results:
  Total revenues                             $   6,816       $   4,847      $  14,651       $  10,768       $  16,378
  Net gain (loss) on disposition of
    equipment                                    3,547             303          6,357            (464)          2,830
  Loss on revaluation of equipment                  --             106             --              --              --
  Equity in net income (loss) of uncon-
    solidated special-purpose entities          (1,049)            673          2,224             348           2,952
  Net income (loss)                              3,247             897          6,408          (1,127)          2,098

At year-end:
  Total assets                               $  14,072       $  12,863      $  20,185       $  31,250       $  46,089
  Total liabilities                                461             729            843          14,683          24,862
  Notes payable                                     --              --             --          12,750          21,000

Cash distribution                            $   1,770       $   3,564      $   3,633       $   3,533       $   5,780
Special cash distribution                           --           4,541             --              --              --

                                             -------------------------------------------------------------------------
Total cash distribution                      $   1,770       $    8,105      $   3,633       $   3,533       $   5,780
                                             =========================================================================

Total cash distribution representing a
    return of capital to the limited
    partners                                 $      --       $   7,208      $      --       $   3,351       $   3,682

Per weighted-average limited partnership unit:

Net income (loss)                            $    0.37 1     $    0.06 1    $    0.72 1     $   (0.15 )1    $    0.21 (1)

Cash distribution                            $    0.19       $    0.39      $    0.40       $    0.39       $    0.64
Special cash distribution                           --            0.50             --              --              --

                                             -------------------------------------------------------------------------
Total cash distribution                      $    0.19       $    0.89      $    0.40       $    0.39       $    0.64
                                             =========================================================================

Total cash distribution representing a
    return of capital to the limited
    partners                                 $      --       $    0.84      $      --       $    0.39       $    0.43



1 After the increase of income necessary to cause the General Partner's capital account to equal zero of $0.1 million ($0.01 per weighted-average limited partnership unit) in 2001, and after the reduction of income necessary to cause the General Partner's capital account to equal zero of $0.4 million ($0.04 per weighted-average limited partnership unit) in 2000, $0.1 million ($0.02 per weighted-average limited partnership unit) in 1999, $0.2 million ($0.03 per weighted-average limited partnership unit) in 1998, and $0.2 million ($0.02 per weighted-average limited partnership unit) in 1997 representing allocations to the General Partner (see Note 1 to the financial statements).

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

(B) Results of Operations - Factors Affecting Performance

(1) Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for the Partnership's equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 2001 for its marine container, railcar, and aircraft portfolios:

     (a) The Partnership's remaining marine container portfolio operates in utilization-based leasing pools and, as such, is exposed to considerable repricing activity. The Partnership's marine container contributions declined from 2000 to 2001 due to equipment sales.

     (b) Railcars: The Partnership's railcar portfolio contributions declined from 2000 to 2001, due to lower lease revenues earned on railcars whose lease expired during 2001.

     (c) Aircraft: The Partnership's investment in a trust owning two aircraft on a direct finance lease will also see a decrease in revenues during 2002 due to the lease being renegotiated in 2001 at a much lower rate than was previously in place.

(2) Equipment Liquidations

Liquidation  of  Partnership  equipment  and of  investments  in  unconsolidated special-purpose entities (USPEs) represents a reduction in the size of the equipment portfolio, and may result in reduction of contributions to the
Partnership. During 2001, the Partnership disposed of aircraft, marine containers, and railcars for proceeds of $5.5 million.

(3) Equipment Valuation

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), the General Partner reviews the carrying values of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair market value of the equipment are less than the carrying value of the equipment, a loss on revaluation is recorded. During 2001, a USPE trust owning two Stage III commercial aircraft on a direct finance lease reduced its net investment in the finance lease receivable due to a series of lease amendments. The Partnership's proportionate share of this writedown, which is included in equity in net income
(loss) of the USPE in the accompanying statement of income, was $1.4 million. A $0.1 million loss on revaluation to the carrying value of owned equipment was recorded during 2000. No reduction to the equipment carrying values was required in the year ended December 31, 1999.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which replaces SFAS No. 121. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

The Partnership will apply the new rules on accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002, and they are not anticipated to have an impact on the Partnership's earnings or financial position.

(C) Financial Condition -- Capital Resources and Liquidity

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from the limited partners are permitted under the terms of the Partnership's limited partnership agreement. As of December 31, 2001, the Partnership had no outstanding indebtedness. The Partnership relies on operating cash flow and proceeds from sale of equipment to meet its operating obligations and make cash distributions to the limited partners.

For the year ended December 31, 2001, the Partnership generated $2.5 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations and make distributions (total of $1.8 million in 2001) to the partners.

During the year ended December 31, 2001, the Partnership disposed of aircraft, marine containers, and railcars for aggregate proceeds of $5.5 million, including $0.1 million of unused marine container repair reserves.

Accounts receivable decreased $0.1 million during the year ended December 31, 2001 due to the timing of cash receipts.

Investment in an unconsolidated special-purpose entity (USPE) decreased $1.9 million. The decrease was due to a $0.9 million distribution to the Partnership and by a net loss of $1.0 million from the USPE during 2001.

Accounts payable and accrued expenses increased $0.1 million due to the due to the timing of payments to vendors.

Lessee deposits and reserve for repairs decreased $0.4 million during the year ended 2001. A decrease of $0.2 million was due to the reclassification of a $0.1 million lessee deposit and $0.1 million in unused marine container repair reserves to equipment sales proceeds resulting from the sale of an aircraft and certain marine containers. An additional reclassification of $0.1 million in marine container repair reserves to other income resulted from the determination that repairs would no longer be made to these marine containers. Lessee deposits decreased $0.1 million due to the timing of payments to certain lessees.

Pursuant to the terms of the limited partnership agreement, beginning January 1, 1993, if the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds during any calendar year, then the Partnership may redeem up to 2% of the outstanding units each year, subject to certain terms and conditions. The purchase price to be offered for such units is to be equal to 110% of the unrecovered principal attributed to the units. Unrecovered principal is defined as the excess of the capital contribution attributable to a unit over the distributions from any source paid with respect to that unit. The Partnership does not intend to purchase any units in the future.

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

The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio that is actively being marketed for sale by the General Partner continues to be carried at the lower of depreciated cost or fair value less cost of disposal. Although the General Partner estimates that there will be distributions to the Partnership after final disposal of assets and settlement of liabilities, the amounts cannot be accurately determined prior to actual disposal of the equipment.

(D) Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the General Partner reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets including intangibles, allowance for doubtful accounts, reserves related to legally mandated equipment repairs and contingencies and litigation. These estimates are based on the General Partner's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Asset lives and depreciation methods: The Partnership's primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner's expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record a loss on revaluation. Likewise, if the net book value of the asset was reduced by an amount greater than the economic value has deteriorated, the Partnership may record a gain on sale upon final disposition of the asset.

Impairment of long-lived assets: On a regular basis, the General Partner reviews the carrying value of its equipment, investment in a USPE, and intangible assets to determine if the carrying value of the asset may not be recoverable in consideration of current economic conditions. This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

Allowance for doubtful accounts: The Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of the lessees to make the lease payments. These estimates are primarily based on the amount of time that has lapsed since the related payments were due as well as specific knowledge related to the ability of the lessees to make the required payments. If the financial condition of the Partnership's lessees were to deteriorate, additional allowances could be required that would reduce income. Conversely, if the financial condition of the lessees were to improve or if legal remedies to collect past due amounts were successful, the allowance for doubtful accounts may need to be reduced and income would be increased.

Reserves for repairs: The Partnership accrues for legally required repairs to equipment such as dry docking for marine vessels and engine overhauls to aircraft engines over the period prior to the required repairs. The amount that is reserved for is based on the General Partner's expertise in each equipment segment, the past history of such costs for that specific piece of equipment, and discussions with independent, third party equipment brokers. If the amount reserved for is not adequate to cover the cost of such repairs or if the repairs must be performed earlier than the General Partner estimated, the Partnership would incur additional repair and maintenance or equipment operating expenses.

Contingencies and litigation: The Partnership is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Partnership may be required to record additional litigation expense.

(E) Results of Operations - Year-to-Year Detailed Comparison

(1) Comparison of Partnership's Operating Results for the Years Ended December 31, 2001 and 2000

(a) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2001 compared to the same period of 2000. Gains or losses from the sale of equipment, and interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                          For the Years
                                                       Ended December 31,
                                                     2001              2000
                                                   ----------------------------
        Railcars                                   $ 2,001          $  2,202
        Marine containers                               33                72
        Aircraft                                        23               648
        Trailers                                        --               428
        Other                                          (27)              --

Railcars: Railcar lease revenues and direct expenses were $2.6 million and $0.6 million, respectively, for 2001, compared to $2.9 million and $0.7 million, respectively, during 2000. Lease revenues decreased $0.2 million due to lower re-lease rates earned on railcars whose leases expired during 2001 and decreased $0.1 million due to the increase in the number of railcars off-lease during 2001 compared to 2000. Direct expenses decreased $0.1 million due to fewer repairs during the year of 2001 compared to 2000.

Marine containers: Marine container lease revenues and direct expenses were $33,000 and $-0-, respectively, for the year ended December 31, 2001, compared to $0.1 million and $6,000, respectively, during 2000. The decrease in marine container contribution in the year ended December 31, 2001 compared to the same period of 2000 was due to the sale of marine containers in 2001 and 2000.

Aircraft: Aircraft lease revenues and direct expenses were $0.2 million and $0.2 million, respectively, for 2001, compared to $0.8 million and $0.1 million, respectively, during 2000. The decrease in aircraft contribution in 2001 was due to the sale of the Partnership's aircraft in 2001 and 2000.

Trailers: Trailer lease revenues and direct expenses were $-0- for the year ended December 31, 2001, compared to $0.6 million and $0.2 million, respectively, during 2000. The decrease in trailer contribution in 2001 was due to the sale of all of the Partnership's trailers in 2000.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.6 million for the year ended December 31, 2001 decreased from $3.5 million for the same period in 2000. Significant variances are explained as follows:

     (i) A $1.7 million decrease in depreciation expense from 2000 levels resulted from a $1.5 million decrease due to the sale of certain assets during 2001 and 2000 and a $0.1 million decrease resulting from the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned.

     (ii)A decrease of $0.3 million in general and administrative expenses was due to lower costs of $0.2 million resulting from the sale of all the Partnership's trailers during 2000 and lower administrative costs of $0.1 million due to the reduction of the size of the Partnership's equipment portfolio.

     (iii)Loss on revaluation of equipment decreased $0.1 million during 2001 compared to the same period in 2000. During 2000, the Partnership reduced the carrying value of its trailers to their estimated net realizable value. No revaluation of owned equipment was required during 2001.

     (iv)A $0.1 million decrease in management fees to affiliate resulted from the lower levels of lease revenues on owned equipment during 2001, compared to 2000.

     (v) The $0.2 million increase in the bad debt expenses was due to the collection of $0.2 million receivable in 2000 that had previously been reserved for as bad debts. A similar recovery did not occur in 2001.

(c) Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the year ended December 31, 2001 totaled $3.5 million, which resulted from the sale of aircraft, marine containers, and railcars with an aggregate net book value of $1.9 million, for proceeds of $5.5 million. Included in the gain on sale are unused marine container repair reserves of $0.1 million. The net gain on disposition of equipment in 2000 totaled $0.3 million, which resulted from the sale of railcars, trailers and marine containers with an aggregate net book value of $1.6 million, for proceeds of $1.9 million.

(d)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Equity in net income (loss) of USPEs represent the Partnership's share of the net income (loss) generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                                                               For the Years
                                                                            Ended December 31,
                                                                           2001             2000
                                                                        ----------------------------
        Aircraft                                                        $ (1,014)        $    538
        Marine vessel                                                        (35)             135
                                                                        ----------------------------
                Equity in net income (loss) of USPEs                    $ (1,049)        $    673
                                                                        ============================

Aircraft: As of December 31, 2001 and 2000, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.5 million and $1.5 million, respectively, for the year ended December 31, 2001, compared to $0.5 million and $(3,000), respectively, during the same period in 2000. The increase in expenses of $1.4 million during 2001 was due to the reduction of the carrying value of the trust owning two aircraft to their estimated net realizable value. A similar event did not occur during 2000.

Marine vessel: As of December 31, 2001 and 2000, the Partnership had no remaining interests in entities that owned marine vessels. Marine vessel revenues and expenses were $-0- and $35,000, respectively, for the year ended December 31, 2001 compared to $0.1 million and ($17,000), respectively, during 2000. Revenues decreased $0.1 million during the year ended December 31, 2001 due to the sale of the marine vessel entity in which the Partnership owned an interest during 1999 from which the Partnership received $0.1 million for an insurance claim during the year ended 2000. A similar event did not occur during the same period of 2001. Expenses increased $52,000 in 2001 due to payment of additional marine vessel operating expenses.

(e) Net Income

As a result of the foregoing, the Partnership's net income was $3.2 million for the year ended December 31, 2001, compared to net income of $0.9 million during 2000. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the year ended December 31, 2001 is not necessarily indicative of future periods. In the year ended December 31, 2001, the Partnership distributed $1.7 million to the limited partners, or $0.19 per weighted-average limited partnership unit.

(2) Comparison of Partnership's Operating Results for the Years Ended December 31, 2000 and 1999

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

Railcars: Railcar lease revenues and direct expenses were $2.9 million and $0.7 million, respectively, in 2000, compared to $3.1 million and $0.7 million, respectively, during 1999. The decrease in railcar contribution in 2000 was due to the sale of railcars during 2000 and 1999.

Aircraft: Aircraft lease revenues and direct expenses were $0.8 million and $0.1 million, respectively, for 2000, compared to $2.6 million and $1.5 million, respectively, during 1999. The decrease in aircraft contribution in 2000 was due to the sale of aircraft during 1999.

Trailers: Trailer lease revenues and direct expenses were $0.6 million and $0.2 million, respectively, for 2000, compared to $1.1 million and $0.3 million, respectively, during 1999. The decrease in trailer contribution in 2000 was due to the sale of all of the Partnership's trailers during 2000.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $6,000, respectively, in 2000, compared to $0.1 million and $5,000, respectively, during 1999. The decrease in marine containers contribution in 2000 was due to the sale of marine containers during 1999 and 2000.

Marine vessel: Marine vessel lease revenues and direct expenses were zero in 2000, compared to $1.1 million and $1.1 million, respectively, in 1999. The decrease in lease revenues and direct expenses in 2000, compared to 1999, was due to the sale of the remaining marine vessel during the fourth quarter of 1999.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.5 million for the year ended December 31, 2000, decreased from $6.7 million during 1999. The significant variances are explained as follows:

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

     (iv)A $0.2 million decrease in management fees to affiliate resulted from the lower levels of lease revenues on owned equipment during 2000, compared to 1999.

     (v) A $0.1 million increase in bad debt expenses in 2000 compared to 1999 was due to fewer recoveries of doubtful accounts in 2000 compared to 1999. During 2000, $0.2 million was collected from unpaid invoices that had previously been reserved for as bad debts compared to the collection of $0.3 million in 1999.

     (vi)An increase of $0.1 million in revaluation of equipment was due to the loss on revaluation of trailer equipment in 2000. No revaluation of equipment was required during 1999.

(c) Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment in 2000 totaled $0.3 million, which resulted from the sale of railcars, trailers and marine containers with an aggregate net book value of $1.6 million, for proceeds of $1.9 million. The net gain on disposition of equipment in 1999 totaled $6.4 million that resulted from the sale of a marine vessel, aircraft, railcars, trailers and marine containers with an aggregate net book value of $8.8 million, for proceeds of $15.2 million

(d) Equity in Net Income of Unconsolidated Special Purpose Entities (USPEs)

Equity in net income (loss) of USPEs represent the Partnership's share of the net income (loss) generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities were single purpose and had no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

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
                                                           ===========================

Aircraft: As of December 31, 2000 and 1999, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.5 million and a credit of $3,000, respectively, for 2000, compared to $0.6 million and $0.1 million, respectively, during 1999. The aircraft revenues decreased $0.1 million due to decreasing finance lease receivable based on lease payments schedules. The Partnership's share of expenses decreased $0.1 million due to the increase in bad debt expense to reflect the General Partner's evaluation of the collectibility of receivables due from the aircraft's lessee.

Marine vessel: As of December 31, 2000, the Partnership had no remaining interests in entities that owned marine vessels. During 2000, marine vessel revenues of $0.1 million resulted from an insurance settlement. During 1999, lease revenues of $1.1 million and the gain of $1.9 million from the sale of the Partnership's interest in an entity that owned a marine vessel were offset by depreciation, direct and administrative expenses of $1.2 million. The decrease in income from an entity that owned marine vessels was due to the sale of the Partnership's interest in an entity that owned a marine vessel during 1999.

(e) Net Income

As a result of the foregoing, the Partnership's net income was $0.9 million for the year ended December 31, 2000, compared to $6.4 million during 1999. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the year ended December 31, 2000 is not necessarily indicative of future periods. In the year ended December 31, 2000, the Partnership distributed $7.7 million to the limited partners, or $0.89 per weighted-average limited partnership unit.

(F) Geographic Information

Certain of the Partnership's equipment operate in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in United States (US) dollars. Political risks are minimized generally through the avoidance of operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by US banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets, and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to
Note 6 to the audited financial statements for information on the revenues, net income (loss), and net book value of equipment in various geographic regions.

Revenues and net operating income (loss) by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges, which are greatest in the early years of ownership due to the use of the double-declining balance method of depreciation. The relationships of geographic revenues, net income (loss), and net book value of equipment are expected to significantly change in the future as assets come off lease and decisions are made to either redeploy the assets in the most advantageous geographic location, or sell the assets.

The Partnership's owned equipment on lease to US domiciled lessees consists of railcars. During 2001, US lease revenues accounted for 28% of the total lease revenues from owned equipment. US operations resulted in net income of $0.3 million.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consists of railcars. During 2001, Canadian lease revenues accounted for 71% of the total lease revenues from owned equipment. Canadian operations generated net income of $2.5 million including a gain of $1.7 million from the sale of an aircraft.

The Partnership's owned equipment located in South Asia consisted of an aircraft. No lease revenues were reported in this region while this region reported net income of $1.6 million. The net income of $1.6 million was due to a gain from the sale of a commercial aircraft.

The Partnership's ownership share in a USPE on lease to a Mexican-domiciled lessee consisted of two aircraft on a direct finance lease. No lease revenues were reported in this region while this region reported net loss of $1.0 million. The primary reason for the net loss was due to the $1.4 million loss recorded on the revaluation of the direct finance lease to it's estimated realizable value.

The Partnership's owned equipment on lease to lessees in the rest of the world consists of marine containers. During 2001, lease revenues for these lessees accounted for 1% of the total lease revenues from owned equipment. Net income from this region was $0.1 million.

(G) Inflation

Inflation had no significant impact on the Partnership's operations during 2001, 2000, or 1999.

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

(I) Outlook for the Future

Since the Partnership is in its active liquidation phase, the General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. Throughout the remaining life of the Partnership, the Partnership may periodically make special distributions to the partners as asset sales are completed.

Liquidation of the Partnership's equipment and its investment in a USPE will cause a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in the year 2002 include:

1. The Partnership's fleet of marine containers is in excess of 12 years of age and is no longer suitable for use in international commerce either due to their specific physical condition, or lessee's preferences for newer equipment. Demand for the Partnership's marine containers will continue to be weak due to their age.

2. Railcar loadings in North America have weakened over the past year. During 2001, utilization and lease rates decreased. Railcar contribution may decrease in 2002 as existing leases expire and renewal leases are negotiated.

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

Several other factors may affect the Partnership's operating performance in the year 2002, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

(1) Repricing Risk

Certain of the Partnership's marine containers and railcars will be remarketed in 2002 as existing leases expire, exposing the Partnership to repricing risk/opportunity. Additionally, the Partnership entered its liquidation phase on January 1, 1999 and has commenced an orderly liquidation of the Partnership's assets. The General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance.

(2) Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Ongoing changes in the regulatory environment, both in the US and internationally, cannot be predicted with any accuracy and preclude the General Partner from determining the impact of such changes on Partnership operations, or sale of equipment.

The US Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials and apply particularly to the Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 241 jacketed tank railcars and 54 non-jacketed tank railcars that will need re-qualification. To date, a total of 40 tank railcars have been inspected with no significant defects.

(3) Distributions

During the active liquidation phase, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations and to the extent available, make distributions to the partners. In the long term, changing market conditions and used equipment values preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity.

(4) Liquidation

Liquidation of the Partnership's equipment represents a reduction in the size of the equipment portfolio and may result in a reduction on contribution to the Partnership.

Since the Partnership has entered the active liquidation phase, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Significant asset sales may result in special distributions to unitholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During 2001, 72% of the Partnership's total lease revenues from wholly-and jointly owned equipment came from non-US domiciled lessees. Most of the leases require payment in US currency. If these lessees' currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar denominated lease payment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     (A)  Disagreements with Accountants on Accounting and Financial Disclosures

          None

     (B)  Changes in Accountants

          In September 2001, the General Partner announced that the Partnership had engaged Deloitte & Touche LLP as the Partnership's auditors and had dismissed KPMG LLP. KPMG LLP issued unqualified opinions on the 1999 and 2000 financial statements. During 1999, 2000 and the subsequent interim period preceding such dismissal, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.










                      (This space intentionally left blank)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name                                     Age     Position
---------------------------------------- ------- ------------------------------------------------------------------


Gary D. Engle                            52      Director, PLM Financial Services, Inc., PLM Investment
                                                 Management Inc., and PLM Transportation Equipment Corp.

James A. Coyne                           41      Director and Secretary, PLM Financial Services Inc., PLM
                                                 Investment Management, Inc., and PLM Transportation Equipment
                                                 Corp.

Stephen M. Bess                          55      President and Director, PLM Financial Services, Inc., PLM
                                                 Investment Management Inc., and PLM Transportation Equipment
                                                 Corp.

Gary D. Engle was appointed a Director of PLM Financial Services, Inc. in January 2002. He was appointed a director of PLM International, Inc. in February 2001. He is a director and President of MILPI. Since November 1997, Mr. Engle has been Chairman and Chief Executive Officer of Semele Group Inc. ("Semele"), a publicly traded company. Mr. Engle is President and Chief Executive Officer of Equis Financial Group (EFG), which he joined in 1990 as Executive Vice President. Mr. Engle purchased a controlling interest in EFG in December 1994. He is also President of AFG Realty, Inc.

James A. Coyne was appointed a Director and Secretary of PLM Financial Services Inc. in April 2001. He was appointed a director of PLM International, Inc in February 2001. He is a director, Vice President and Secretary of MILPI. Mr. Coyne has been a director, President and Chief Operating Officer of Semele since 1997. Mr. Coyne is Executive Vice President of Equis Corporation, the general partner of EFG. Mr. Coyne joined EFG in 1989, remained until 1993, and rejoined in November 1994.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Financial Services, Inc. in October 2000. He was appointed President and Chief Executive Officer of PLM International, Inc. in October 2000. Mr. Bess was appointed President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. He served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership has no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A)  Security Ownership of Certain Beneficial Owners

          The General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership subject to certain allocations of income. As of December 31, 2001, no investor was known by the General Partner to beneficially own more than 5% of the limited partnership units.

     (B)  Security Ownership of Management

          Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates own any limited partnership units of the Partnership as of December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Transactions with Management and Others

     During 2001, the Partnership paid or accrued the following fees to FSI or its affiliates:. management fees, $0.2 million; and administrative and data processing services performed on behalf of the Partnership, $0.2 million.

     During 2001, the Partnership's proportional share of ownership in USPEs paid or accrued management fees of $15,000 to FSI or its affiliates.


















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

         2.  Financial Statements required under Regulation S-X Rule 3-09

             The following financial statements are filed as Exhibits of this Annual Report on Form 10-K:

             a. Aero California Trust
             b. Montgomery Partnership

     (B)  Financial Statement Schedules

             Schedule II Valuation and Qualifying Accounts

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

     Financial Statements required under Regulation S-X Rule 3-09:

     99.1 Aero California Trust.

     99.2 Montgomery Partnership.










                      (This space intentionally left blank)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by duly authorized officers.



Date:  March 25, 2002            PLM EQUIPMENT GROWTH FUND IV
                                 PARTNERSHIP

                                 By:  PLM Financial Services, Inc.
                                      General Partner


                                 By:  /s/ Stephen M. Bess
                                      -----------------------------------
                                      Stephen M. Bess
                                      President and Current Chief Accounting
                                      Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.

Name                                     Capacity                   Date




/s/ Gary D. Engle
----------------------------
Gary D. Engle                           Director, FSI           March 25, 2002




/s/ James A. Coyne
----------------------------
James A. Coyne                          Director, FSI           March 25, 2002




/s/ Stephen M. Bess
----------------------------
Stephen M. Bess                         Director, FSI           March 25, 2002

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          INDEX TO FINANCIAL STATEMENTS


                                  (Item 14(a))


                                                                         Page

Independent auditors' reports                                             25-26

Balance sheets as of December 31, 2001 and 2000                           27

Statements of income for the years ended
     December 31, 2001, 2000, and 1999                                    28

Statements of changes in partners' capital for the years
     ended December 31, 2001, 2000, and 1999                              29

Statements of cash flows for the years ended
     December 31, 2001, 2000, and 1999                                    30

Notes to financial statements                                             31-42

Independent auditors' reports on financial statement schedule             43-44

Schedule II Valuation and Qualifying Accounts                             45

INDEPENDENT AUDITORS' REPORT


The Partners
PLM Equipment Growth Fund IV:

We have audited the accompanying balance sheet of PLM Equipment Growth Fund IV (the "Partnership") as of December 31, 2001, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the financial statements, the Partnership, in accordance with the limited partnership agreement, entered its liquidation phase on January 1, 1999 and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2009, unless terminated earlier upon sale of all equipment or by certain other events. The General Partner anticipates that the liquidation of Partnership assets will be completed by the end of the year 2006.






/s/ Deloitte & Touche LLP


Certified Public Accountants

Tampa, Florida
March 8, 2002

INDEPENDENT AUDITORS' REPORT



The Partners
PLM Equipment Growth Fund IV:

We have audited the accompanying balance sheet of PLM Equipment Growth Fund IV ("the Partnership") as of December 31, 2000 and the related statements of income, changes in partners' capital and cash flows for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, PLM Equipment Growth Fund IV, in accordance with the limited partnership agreement, entered its liquidation phase on January 1, 1999 and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2009, unless terminated earlier upon sale of all equipment or by certain other events. The General Partner anticipates that the liquidation of Partnership assets will be completed by the end of the year 2006.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund IV as of December 31, 2000 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




/s/ KPMG LLP


SAN FRANCISCO, CALIFORNIA
March 2, 2001

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,
                 (in thousands of dollars, except unit amounts)



                                                                            2001                2000
                                                                        ---------------------------------
ASSETS

Equipment held for operating leases, at cost                            $   15,811          $   18,003
Less accumulated depreciation                                              (11,918)            (13,436)
                                                                        ---------------------------------
                                                                             3,893               4,567
Equipment held for sale                                                         --               1,931
                                                                        ---------------------------------
    Net equipment                                                            3,893               6,498

Cash and cash equivalents                                                    8,879               2,742
Restricted cash                                                                 --                 272
Accounts receivable, less allowance for doubtful
    accounts of $45 in 2001 and $5 in 2000                                      82                 171
Investment in unconsolidated special-purpose entity                          1,197               3,143
Prepaid expenses and other assets                                               21                  37
                                                                        ---------------------------------

      Total assets                                                      $   14,072          $   12,863
                                                                        =================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
Accounts payable and accrued expenses                                   $      289          $      186
Due to affiliates                                                              168                 174
Lessee deposits and reserve for repairs                                          4                 369
                                                                        ---------------------------------
  Total liabilities                                                            461                 729
                                                                        ---------------------------------

Commitments and contingencies

Partners' capital
Limited partners (8,628,420 limited partnership units
    as of December 31, 2001 and 2000)                                       13,611              12,134
General Partner                                                                 --                  --
                                                                        ---------------------------------
  Total partners' capital                                                   13,611              12,134
                                                                        ---------------------------------

      Total liabilities and partners' capital                           $   14,072          $   12,863
                                                                        =================================















                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
                        For the Years Ended December 31,
         (in thousands of dollars except weighted-average unit amounts)


                                                                           2001            2000           1999
                                                                        -------------------------------------------
REVENUES

Lease revenue                                                           $   2,837      $    4,385      $   8,054
Interest and other income                                                     432             159            240
Net gain on disposition of equipment                                        3,547             303          6,357
                                                                        -------------------------------------------
  Total revenues                                                            6,816           4,847         14,651
                                                                        -------------------------------------------

EXPENSES

Depreciation and amortization                                                 663           2,320          4,291
Repairs and maintenance                                                       753             982          2,838
Equipment operating expenses                                                   28              34            797
Insurance expenses                                                            135              85            102
Management fees to affiliate                                                  187             274            475
Interest expense                                                               --              --          1,016
General and administrative expenses to affiliates                             241             395            530
Other general and administrative expenses                                     472             609            691
Provision for (recovery of) bad debts                                          41            (182)          (273)
Loss on revaluation of equipment                                               --             106             --
                                                                        -------------------------------------------
      Total expenses                                                        2,520           4,623         10,467
                                                                        -------------------------------------------

Equity in net income (loss) of unconsolidated
    special-purpose entities                                               (1,049)            673          2,224
                                                                        -------------------------------------------

      Net income                                                        $   3,247      $      897      $   6,408
                                                                        ===========================================

PARTNERS' SHARE OF NET INCOME

Limited partners                                                        $   3,157      $      492      $   6,226
General Partner                                                                90             405            182
                                                                        -------------------------------------------

      Total                                                             $   3,247      $      897      $   6,408
                                                                        ===========================================

Limited partners' net income per weighted-average
  partnership unit                                                      $    0.37      $     0.06      $    0.72
                                                                        ===========================================

Cash distribution                                                       $   1,770      $    3,564      $   3,633
Special cash distribution                                                      --           4,541             --
                                                                        -------------------------------------------
Total distribution                                                      $   1,770      $    8,105      $   3,633
                                                                        ===========================================

Per weighted-average partnership unit:
Cash distribution                                                       $    0.19      $     0.39      $    0.40
Special cash distribution                                                      --            0.50             --
                                                                        -------------------------------------------
Total distribution per weighted-average partnership unit                $    0.19      $     0.89      $    0.40
                                                                        ===========================================





                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the years ended December 31, 2001, 2000, and 1999
                            (in thousands of dollars)



                                                        Limited           General
                                                       Partners           Partner             Total
                                                      -------------------------------------------------

  Partners' capital as of December 31, 1998           $  16,567          $     --          $  16,567
Net income                                                6,226               182              6,408

Cash distribution                                        (3,451)             (182)            (3,633)
                                                      -------------------------------------------------

  Partners' capital as of December 31, 1999              19,342                --             19,342

Net income                                                  492               405                897

Cash distribution                                        (3,386)             (178)            (3,564)

Special cash distribution                                (4,314)             (227)            (4,541)

                                                      -------------------------------------------------
  Partners' capital as of December 31, 2000              12,134                --             12,134

Net income                                                3,157                90              3,247

Cash distribution                                        (1,680)              (90)            (1,770)
                                                      -------------------------------------------------

  Partners' capital as of December 31, 2001           $  13,611          $     --          $  13,611


























                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,
                            (in thousands of dollars)

                                                                           2001            2000            1999
                                                                        --------------------------------------------
OPERATING ACTIVITIES
Net income                                                              $   3,247       $     897        $   6,408
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                               663           2,320            4,291
  Net gain on disposition of equipment                                     (3,547)           (303)          (6,357)
  Loss on revaluation of equipment                                             --             106               --
  Equity in net (income) loss of unconsolidated special-
    purpose entities                                                        1,049            (673)          (2,224)
  Changes in operating assets and liabilities:
    Restricted cash                                                           272            (125)              --
    Accounts receivable, net                                                   90             269              458
    Prepaid expenses and other assets                                          16              11                2
    Accounts payable and accrued expenses                                     103            (106)            (271)
    Due to affiliates                                                          (6)            (37)             (33)
    Lessee deposits and reserve for repairs                                  (305)             29             (786)
                                                                        --------------------------------------------
      Net cash provided by operating activities                             1,582           2,388            1,488
                                                                        --------------------------------------------

INVESTING ACTIVITIES
Purchase of capital repairs                                                    (1)             (7)              (9)
Proceeds from disposition of equipment                                      5,429           1,934           15,165
Distribution from liquidation of unconsolidated
    special-purpose entities                                                   --              --            3,807
Distribution from unconsolidated special-purpose entities                     897             945              741
                                                                        --------------------------------------------
      Net cash provided by investing activities                             6,325           2,872           19,704
                                                                        --------------------------------------------

FINANCING ACTIVITIES
Payment of notes payable                                                       --              --          (12,750)
Cash distribution paid to limited partners                                 (1,680)         (7,700)          (3,451)
Cash distribution paid to General Partner                                     (90)           (405)            (182)
                                                                        --------------------------------------------
      Net cash used in financing activities                                (1,770)         (8,105)         (16,383)
                                                                        --------------------------------------------

Net increase (decrease) in cash and cash equivalents                        6,137          (2,845)           4,809

Cash and cash equivalents at beginning of year                              2,742           5,587              778
                                                                        --------------------------------------------

Cash and cash equivalents at end of year                                $   8,879       $   2,742        $   5,587
                                                                        ============================================

Supplemental information
Interest paid                                                           $      --       $      --        $   1,016
                                                                        ============================================








                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

ORGANIZATION

PLM Equipment Growth Fund IV, a California limited partnership (the Partnership), was formed on March 25, 1989. The Partnership engages primarily in the business of owning, leasing or otherwise investing in predominately used transportation and related equipment. The Partnership commenced significant operations in September 1989. PLM Financial Services, Inc. (FSI) is the General Partner of the Partnership. FSI is a wholly owned subsidiary of PLM International, Inc. (PLM International or PLMI).

On January 1, 1999, the General Partner began the liquidation phase of the Partnership with the intent to commence an orderly liquidation of the Partnership assets. The General Partner anticipates that the liquidation of Partnership assets will be completed by the end of the year 2006 (see Note 10). The Partnership will terminate on December 31, 2009, unless terminated earlier upon sale of all equipment or by certain other events. During the liquidation phase, the General Partner is prohibited to reinvest cash flows and surplus funds into additional equipment. All future cash flows and surplus funds after payment of operating expenses, if any, are to be used for cash distributions to the partners, except to the extent used to maintain reasonable working reserves. During the liquidation phase, the Partnership's assets will continue to be recorded at the lower of carrying amount or fair value less cost to sell.

FSI manages the affairs of the Partnership. The cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner (see Net Income and Distribution per Limited Partnership Unit, below). Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The General Partner is also entitled to a subordinated incentive fee equal to 7.5% of surplus distributions, as defined in the limited partnership agreement, remaining after the limited partners have received a certain minimum rate of return on, and a return of, their invested capital. The General Partner does not anticipate that this fee will be earned.

ESTIMATES

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

OPERATIONS

The equipment of the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells equipment to investor programs and third parties, manages pools of equipment under agreements with the investor programs, and is a general partner of other programs.

ACCOUNTING FOR LEASES

The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term as earned in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases" (SFAS No. 13). Lease origination costs are capitalized and amortized over the term of the lease. Periodically, the Partnership leases equipment with lease terms that qualify for direct finance lease classification, as required by SFAS No. 13.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION (continued)

DEPRECIATION AND AMORTIZATION

Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for most other types of equipment. The depreciation method changes to straight-line when the annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees have been capitalized as part of the cost of the equipment. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment. Debt placement fees and issuance costs were amortized over the term of the related loan.

TRANSPORTATION EQUIPMENT

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale.

In accordance with SFAS No. 121, the General Partner reviews the carrying values of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair market value of the equipment are less than the carrying value of the equipment, a loss on revaluation is recorded. During 2001, a unconsolidated special-purpose entity (USPE) trust owning two Stage III commercial aircraft on a direct finance lease reduced its net investment in the finance lease receivable due to a series of lease amendments. The Partnership's proportionate share of this writedown, which is included in equity in net income
(loss) of the USPE in the accompanying statement of income, was $1.4 million. A $0.1 million loss on revaluation to the carrying value of owned equipment was recorded during 2000. No revaluations to owned equipment were required in 2001 and 1999 or to partially owned equipment in 2000 and 1999.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which replaces SFAS No. 121. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

The Partnership will apply the new rules on accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002, and they are not anticipated to have an impact on the Partnership's earnings or financial position.

INVESTMENT IN A UNCONSOLIDATED SPECIAL-PURPOSE ENTITY

The Partnership has an interest in a USPE that owns transportation equipment. This is a single purpose entity that does not have any debt or other financial encumbrances and is accounted for using the equity method.

The Partnership's investment in a USPE includes acquisition and lease negotiation fees paid by the Partnership to PLM Worldwide Management Services
(WMS), a wholly owned subsidiary of PLM International. The Partnership's interest in the USPE is managed by IMI. The Partnership's equity interest in the net income (loss) of the USPE is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to WMS.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION (continued)

REPAIRS AND MAINTENANCE

Repairs and maintenance costs related to railcars are usually the obligation of the Partnership. Maintenance costs of marine containers are the obligation of the lessee. If the repair is not covered by the lessee, it is generally charged against operations as incurred. To meet the repair requirements of certain marine containers, reserve accounts were prefunded by the lessee. If an asset is sold and there is a balance in the reserve account for repairs to that asset, the balance in the reserve account is reclassified as additional sales proceeds. During 2001, the General Partner determined that there would be no future repairs made to certain marine containers and reclassified the remaining balance of $0.1 million in marine container repair reserves to interest and other income.

NET INCOME AND DISTRIBUTION PER LIMITED PARTNERSHIP UNIT

Cash distributions are allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income. Special allocations of income are made to the General Partner equal to the deficit balance, if any, in the capital account of the General Partner. The limited partners' net income is allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership.

Cash distributions are recorded when paid. Cash distributions of $4.0 million for 2001 and $0.9 million for 2000 and 1999, relating to the fourth quarter of that year, were paid during the first quarter of 2002, 2001, and 2000, respectively.

Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $7.2 million in 2000 were deemed to be a return of capital. None of the cash distributions during 2001 and 1999 were deemed a return of capital.

The Partnership made a special distribution of $4.3 million to the limited partners during 2000. No special distributions were made during 2001 or 1999.

NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the years ended December 31, 2001, 2000, and 1999 was 8,628,420.

CASH AND CASH EQUIVALENTS

The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash and cash equivalents approximates fair market value due to the short-term nature of the investments.

COMPREHENSIVE INCOME

The Partnership's comprehensive income is equal to net income for the years ended December 31, 2001, 2000, and 1999.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION (continued)

RESTRICTED CASH

As of December 31, 2000, restricted cash represented lessee security deposits held by the Partnership. There was no restricted cash as of December 31, 2001.

2. GENERAL PARTNER AND TRANSACTIONS WITH AFFILIATES

An officer of FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable to either owned equipment or interests in equipment owned by a USPE equal to the lesser of (a) the fees that would be charged by an independent third party for similar services for similar equipment or (b) the sum of (i) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (ii) 2% of the gross lease revenues attributable to equipment that is subject to full payout net leases, and (iii) 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services relating to the continued and active operation of program equipment, such as on-going marketing and re-leasing of equipment, hiring or arranging for the hiring of crew or operating personnel for equipment, and similar services. The Partnership reimbursed FSI and its affiliates $0.2 million, $0.4 million, and $0.5 million during 2001, 2000, and 1999, respectively, for data processing expenses and administrative services performed on behalf of the Partnership.

The Partnership's proportional share of USPEs management fees to affiliate were $15,000, $17,000, and $0.1 million during 2001, 2000, and 1999, respectively, and the Partnership's proportional share of administrative and data processing expenses to affiliate were $-0-, $5,000, and $11,000 during 2001, 2000, and 1999, respectively. Both of these affiliate expenses reduced the Partnership's proportional share of the equity interest in income in USPEs.

The Partnership had an interest in certain equipment in conjunction with affiliated programs during 2001, 2000, and 1999 (see Note 4).

The balance due to affiliates as of December 31, 2001 and 2000 includes $21,000 and $27,000, respectively, due to FSI and its affiliates for management fees and $0.1 million due to an affiliated USPE.

3. EQUIPMENT

The components of owned equipment as of December 31 are as follows (in thousands of dollars):

                                                                     2001                2000
                                                                ----------------------------------

        Equipment held for operating leases
        Railcars                                                $   13,239            $  13,336
        Marine containers                                            2,572                4,667
                                                                ----------------------------------
                                                                    15,811               18,003
        Less accumulated depreciation                              (11,918)             (13,436)
                                                                ----------------------------------
                                                                     3,893                4,567
        Equipment held for sale                                         --                1,931
                                                                ----------------------------------
          Net equipment                                         $    3,893            $   6,498
                                                                ==================================

Revenues are earned under operating leases. The Partnership's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sub lessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on a fixed rate.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

3. EQUIPMENT (continued)

As of December 31, 2001, all equipment was on lease except for 47 railcars with a net book value of $0.3 million. As of December 31, 2000, all owned equipment in the Partnership portfolio was on lease except for an aircraft and 34 railcars with a net book value of $0.7 million.

As of December 31, 2000, a Boeing 737-200 stage II commercial aircraft and Dash 8-300 commuter aircraft, subject to pending contract for sale, were held for sale at the lower of the equipment's depreciated cost or fair value, less cost to sell. No equipment was held for sale as of December 31, 2001.

During 2001, the Partnership disposed of aircraft, marine containers, and railcars with an aggregate net book value of $1.9 million, for proceeds of $5.5 million. Included in the gain on sale are unused marine container repair reserves of $0.1 million. The aircraft were reported as equipment held for sale as of December 31, 2000. During 2000, the Partnership disposed of marine containers, railcars, and trailers, with an aggregate net book value of $1.6 million, for proceeds of $1.9 million.

All owned equipment on lease is being accounted for as operating leases. Future minimum rentals receivable under noncancelable operating leases, as of December 31, 2001, for owned equipment during each of the next five years, are approximately $1.5 million in 2002; $0.6 million in 2003; $0.2 million in 2004; $0.1 million in 2005; and $11,000 in 2006. Per diem and short-term rentals consisting of utilization rate lease payments included in revenue amounted to approximately $33,000, $0.7 million, and $1.2 million in 2001, 2000, and 1999, respectively.

4. INVESTMENT IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The Partnership's net investment in a USPE consisted of a 35% interest in a trust owning two Stage III commercial aircraft on a direct finance lease (the "Trust") totaling $1.2 million and $3.1 million as of December 31, 2001 and 2000, respectively. This is a single purpose entity that does not have any debt.

As of December 31, 2001 and 2000, the jointly owned equipment in the Partnership's USPE portfolio was on lease.

During 2001, the Trust reduced its net investment in the finance lease receivable due to a series of lease amendments. The Partnership's proportionate share of this writedown, which is included in equity in net income (loss) of the USPE in the accompanying statement of income, was $1.4 million.

The following summarizes the financial information for the special-purpose entities and the Partnership's interests therein as of and for the years ended December 31, (in thousands of dollars):

                                  2001                         2000                         1999
                                ----------                   ----------                   ---------
                                         Net                          Net                         Net
                          Total      Interest of      Total        Interest of       Total      Interest of
                          USPE       Partnership       USPE        Partnership       USPEs      Partnership
                         -------------------------   -------------------------    ---------------------------

Net investments        $   3,420   $        1,197   $   8,981   $       3,143   $    9,489  $        3,415
Lease revenues                --               --          (3)             --        2,106           1,053
Net income (loss)         (2,967)          (1,049)      1,838             673        4,881           2,224

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

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

The following tables present a summary of the operating segments (in thousands of dollars):

                                                     Marine      Marine
                                          Aircraft  Container    Vessel   Railcar
    For the Year Ended December 31, 2001  Leasing    Leasing    Leasing   Leasing     Other (1)  Total
    ------------------------------------  -------    -------    -------   -------     -----      -----

    Revenues
      Lease revenue                        $   185   $     33   $     --  $  2,619   $     --  $  2,837
      Interest and other income                 39        126         --         4        263       432
      Gain (loss) on disposition of          3,350        207         --       (13)         3     3,547
    equipment
                                          --------------------------------------------------------------
        Total revenues                       3,574        366         --     2,610        266     6,816
                                          --------------------------------------------------------------

    Costs and expenses
      Operations support                       162         --         27       618        109       916
      Depreciation and amortization            145        198         --       320         --       663
      Management fees to affiliate               2          2         --       183         --       187
      General and administrative expenses      130         --         --       100        483       713
      Provision for (recovery of) bad           --         --         --        42         (1)       41
    debts
                                          --------------------------------------------------------------
        Total costs and expenses               439        200         27     1,263        591     2,520
                                          --------------------------------------------------------------
    Equity in net loss of USPE               (1,014)       --        (35)       --         --    (1,049)
                                          --------------------------------------------------------------
    Net income (loss)                      $ 2,121   $    166   $    (62) $  1,347   $   (325) $  3,247
                                          ==============================================================

    Total assets as of December 31, 2001   $ 1,197   $     84   $     --  $  3,891   $  8,900  $ 14,072
                                          ==============================================================

(1) Includes certain assets not identifiable to a specific segment such as cash and prepaid expenses. Also includes net gain from trailer sales and the recovery of certain bad debts, certain interest income and costs not identifiable to a particular segment such as interest and amortization expense and certain operations support and general and administrative expenses.








                      (This space intentionally left blank)

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

5.   OPERATING SEGMENTS (continued)

                                                     Marine
                                          Aircraft  Container   Trailer   Railcar
    For the Year Ended December 31, 2000  Leasing    Leasing    Leasing   Leasing    All Other (2) Total
    ------------------------------------  -------    -------    -------   -------    ---------     -----

    REVENUES
      Lease revenue                        $   784   $     78   $    635  $  2,888   $     --  $  4,385
      Interest and other income                  3         --         --        --        156       159
      Gain (loss) on disposition of             --        229         87       (13)        --       303
    equipment
                                          --------------------------------------------------------------
        Total revenues                         787        307        722     2,875        156     4,847
                                          --------------------------------------------------------------

    COSTS AND EXPENSES
      Operations support                       136          6        207       686         66     1,101
      Depreciation and amortization          1,343        364        186       427         --     2,320
      Management fees to affiliate              16          4         49       205         --       274
      General and administrative expenses      138          1        165       133        567     1,004
      Recovery of bad debts                     (9)        --       (143)      (30)        --      (182)
      Loss on revaluation of equipment          --         --        106        --         --       106
                                          --------------------------------------------------------------
        Total costs and expenses             1,624        375        570     1,421        633     4,623
                                          --------------------------------------------------------------
    Equity in net income of USPEs              538         --         --        --        135       673
                                          --------------------------------------------------------------
    Net income (loss)                      $  (299)  $    (68)  $    152  $  1,454   $   (342) $    897
                                          ==============================================================

    Total assets as of December 31, 2000   $ 5,356   $    421   $     --  $  4,302   $  2,784  $ 12,863
                                          ==============================================================


                                                     Marine      Marine
                                          Aircraft Container    Vessel    Trailer    Railcar
    For the Year Ended December 31, 1999  Leasing    Leasing    Leasing   Leasing    Leasing   All Other (2) Total
    ------------------------------------  -------    -------    -------   -------    -------   ---------     -----

    REVENUES
      Lease revenue                        $ 2,590   $    143   $  1,067  $  1,122   $  3,132  $     --   $  8,054
      Interest and other income                 37         --         --        --         26       177        240
      Gain (loss) on disposition of          6,312        167        167      (159)      (130)       --      6,357
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                       8,939        310      1,234       963      3,028       177     14,651
                                          -------------------------------------------------------------------------

    COSTS AND EXPENSES
      Operations support                     1,529          5      1,148       336        684        35      3,737
      Depreciation and amortization          2,409        565        296       326        636        59      4,291
      Interest expense                          --         --         --        --         --     1,016      1,016
      Management fees to affiliate             104          7         53        89        222        --        475
      General and administrative expenses      253          7         88       282        113       478      1,221
      (Recovery of) provision for bad         (278)        --         --         1          4        --       (273)
    debts
                                          -------------------------------------------------------------------------
        Total costs and expenses             4,017        584      1,585     1,034      1,659     1,588     10,467
                                          -------------------------------------------------------------------------
    Equity in net income of USPEs              470         --      1,754        --         --        --      2,224
                                          -------------------------------------------------------------------------
    Net income (loss)                      $ 5,392   $   (274)  $  1,403  $    (71)  $  1,369  $ (1,411)  $  6,408
                                          =========================================================================


(2) Includes certain assets not identifiable to a specific segment such as cash and prepaid expenses. Also includes certain interest income and costs not identifiable to a particular segment such as interest and amortization expense and certain operations support and general and administrative expenses.


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

The Partnership leases or leased its aircraft, railcars, and trailers to lessees domiciled in four geographic regions: the United States, Canada, South America, and Mexico. Marine vessels and marine containers are leased to multiple lessees in different regions that operate the marine vessels and marine containers worldwide.

The table below sets forth lease revenues by geographic region for the Partnership's owned equipment and investments in USPEs, grouped by domicile of the lessee as of and for the years ended December 31 (in thousands of dollars):

          Region                         Owned Equipment                        Investments in USPEs
----------------------------  ---------------------------------------   --------------------------------------
                                 2001         2000          1999           2001          2000        1999
                              ---------------------------------------   --------------------------------------

Canada                        $   2,002    $   3,394     $   2,298      $      --     $      --   $      --
United States                       802          913         3,683             --            --          --
South America                        --           --           863             --            --          --
Rest of the world                    33           78         1,210             --            --       1,053
                              ---------------------------------------   --------------------------------------
    Lease revenues            $   2,837    $   4,385     $   8,054      $      --     $      --   $   1,053
                              =======================================   ======================================

The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31 (in thousands of dollars):

             Region                            Owned Equipment                     Investments in USPEs
----------------------------------  -------------------------------------- -------------------------------------
                                       2001         2000         1999          2001         2000        1999
                                    -------------------------------------- -------------------------------------

Canada                              $  2,533     $   1,267    $   1,129    $       --    $     --     $    --
United States                            339          (498)       2,584            --          --          --
South Asia                             1,614            --         (502)           --          --          --
South America                             --            --        3,009            --          --          --
Mexico                                    --            --           --        (1,014)        538         470
Rest of the world                        139           (68)        (625)          (35)        135       1,754
                                    ------------------------------------   -------------------------------------
  Regional net income                  4,625           701        5,595        (1,049)        673       2,224
Administrative and other                (329)         (477)      (1,411)           --          --          --
                                    -------------------------------------- -------------------------------------
    Net income (loss)               $  4,296     $     224    $   4,184    $   (1,049)   $    673     $ 2,224
                                    ====================================== =====================================

The net book value of these assets as of December 31 are as follows (in thousands of dollars):

                   Region                       Owned Equipment              Investments in USPEs
        ------------------------------      -------------------------     ---------------------------

                                               2001         2000               2001         2000
                                            -------------------------       ------------------------

        Canada                              $  2,868     $   4,176          $      --    $     --
        United States                            955         1,555                 --          --
        South Asia                                --           378                 --          --
        Mexico                                    --            --              1,197       3,143
        Rest of the world                         70           389                 --          --
                                            -------------------------       ------------------------
         Total net book value                 $  3,893     $   6,498        $     1,197  $  3,143
                                            =========================       ========================

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

7. CONCENTRATIONS OF CREDIT RISK

No single lessee accounted for more than 10% of the consolidated revenues for the year ended December 31, 2001. In 2001, however, the Partnership sold two aircraft. The following is a list of the buyers and the percentage of the gain from the sale of the total consolidated revenues: Aergo Capital Limited (24%) and Cypress Equipment Fund III, LLC (22%). Time Air, Inc. accounted for 14% of the consolidated revenues for the year ended December 31, 2000. No other lessee accounted for more than 10% of consolidated lease revenues in 2000. No single lessee accounted for more than 10% of the consolidated revenues for the year ended December 31, 1999. In 1999, however, the Partnership sold three aircraft and a marine vessel that the Partnership owned an interest in. The following is a list of the buyers and the percentage of the gain from the sale of the total consolidated revenues: Aircraft Lease Finance IV, Inc. (14%), Fuerza Aerea Del Peru (11%), Triton Aviation Services (10%), and Lisa Navigation Company LLC (10%).

As of December 31, 2001 and 2000, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

8. INCOME TAXES

The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

As of December 31, 2001, the financial statement carrying amount of assets and liabilities was approximately $19.8 million lower than the federal income tax basis of such assets and liabilities, primarily due to differences in depreciation methods, equipment reserves, provisions for bad debts, lessees' prepaid deposits, and the tax treatment of underwriting commissions and syndication costs.

9. CONTINGENCIES

Two class action lawsuits which were filed against PLM International and various of its wholly owned subsidiaries in January 1997 in the United States District Court for the Southern District of Alabama, Southern Division (the court), Civil Action No. 97-0177-BH-C (the Koch action), and June 1997 in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action), were fully resolved during the fourth quarter of 2001.

The named plaintiffs were individuals who invested in the Partnership (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII and collectively, the
Funds), each a California limited partnership for which PLMI's wholly owned subsidiary, FSI, acts as the General Partner. The complaints asserted causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, conspiracy, unfair and deceptive practices and violations of state securities law. Plaintiffs alleged that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs asserted liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs sought unspecified compensatory damages, as well as punitive damages.

In February 1999 the parties to the Koch and Romei actions agreed to monetary and equitable settlements of the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The court preliminarily approved the settlement in August 2000, and information regarding the settlement was sent to class members in September 2000. A final fairness hearing was held on November 29, 2000, and on April 25, 2001, the federal magistrate judge assigned to the case entered a Report and Recommendation recommending final approval of the monetary and

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

9. CONTINGENCIES (continued)

equitable settlements to the federal district court judge. On July 24, 2001, the federal district court judge adopted the Report and Recommendation, and entered a final judgment approving the settlements. No appeal has been filed and the time for filing an appeal has expired.

The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million, consisting of $0.3 million deposited by PLMI and the remainder funded by an insurance policy. The final settlement amount of $4.9 million (of which PLMI's share was approximately $0.3 million) was accrued in 1999, paid out in the fourth quarter of 2001 and was determined based upon the number of claims filed by class members, the amount of attorneys' fees awarded by the court to plaintiffs' attorneys, and the amount of the administrative costs incurred in connection with the settlement.

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, except for Fund IV; (b) the extension (until December 31,
2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, except for Fund IV; (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; except for Fund IV; (d) a one-time purchase by each of Funds V, VI, and VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit as of September 30, 2000; and (e) the deferral of a portion of the management fees paid, except for Fund IV, to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Fund funds in the event, if ever, that certain performance thresholds have been met by the Funds. Following a vote of limited partners resulting in less than 50% of the limited partners of each of Funds V, VI, and VII voting against such amendments and after final approval of the settlement, each of the Funds' limited partnership agreements was amended to reflect these changes. During the fourth quarter of 2001 the respective Funds purchased limited partnership units from those equitable class members who submitted timely requests for purchase.

The Partnership, together with affiliates, has initiated litigation in various official forums in the United States and India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counterclaims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will defend against such counterclaims.

During 2001, the General Partner decided to minimize its collection efforts from the India lessee in order to save the Partnership from additional expenses of trying to collect from a lessee that has no apparent ability to pay.

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

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

10. LIQUIDATION AND SPECIAL DISTRIBUTIONS

On January 1, 1999, the General Partner began the liquidation phase of the Partnership with the intent to commence an orderly liquidation of the Partnership assets. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, may continue to be distributed from time to time to the partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners. Upon final liquidation, the Partnership will be dissolved.

Special distributions totaling $4.5 million ($0.50 per weighted-average partnership unit) were paid in 2000. No special distributions were paid in 2001 or 1999. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

11. QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of the quarterly results of operations for the year ended December 31, 2001 (in thousands of dollars, except per share amounts):

                                March            June            September         December
                                 31,              30,               30,               31,               Total
                          ------------------------------------------------------------------------------------------

Operating results:
  Total revenues          $         4,403       $      781   $           722   $           910    $         6,816
  Net income (loss)                 3,512              418               162              (845)             3,247

Per weighted-average limited partnership unit:

    Net income (loss)     $          0.40       $     0.04   $          0.02   $         (0.09)   $          0.37

The following is a list of the major events that affected the Partnership's performance during 2001:

     (i) In the first quarter of 2001, the Partnership sold aircraft and marine containers for a total gain of $3.4 million;

     (ii)In the second quarter of 2001, lease revenues decreased $0.3 million and expenses decreased $0.5 million due to equipment sales;

     (iii)In the third quarter of 2001, the Partnership incurred $0.2 million in higher repair expenses; and

     (iv)In the fourth quarter of 2001, the Partnership recorded a $1.4 million loss on revaluation on the trust that owned two commercial aircraft on a direct finance lease.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

11. QUARTERLY RESULTS OF OPERATIONS (unaudited) (continued)

The following is a summary of the quarterly results of operations for the year ended December 31, 2000 (in thousands of dollars, except per share amounts):

                                March            June            September         December
                                 31,              30,               30,               31,               Total
                          ------------------------------------------------------------------------------------------

Operating results:
  Total revenues          $         1,313      $     1,238   $         1,292   $         1,004    $         4,847
  Net income                          518              166                85               128                897

Per weighted-average limited partnership unit:

    Net income            $          0.03      $      0.01   $          0.01   $          0.01    $          0.06

The following is a list of the major events that affected the Partnership's performance during 2000:

     (i) In the first quarter of 2001, the Partnership sold marine containers, railcars, and trailers for a total gain of $0.1 million;

     (ii)In the second quarter of 2000, net income decreased $0.1 million due to equipment sales;

     (iii)In the third quarter of 2000, the Partnership sold trailers and railcars for a total gain of $0.2 million, recorded a loss on revaluation of trailers for $0.1 million; and

     (iv)In the fourth quarter of 2000, the Partnership revenues decreased $0.2 million due to equipment sales during the third quarter 2000.








                      (This space intentionally left blank)

INDEPENDENT AUDITORS' REPORT




The Partners
PLM Equipment Growth Fund IV:


We have audited the financial statements of PLM Equipment Growth Fund IV (the "Partnership") as of December 31, 2001, and for the year then ended, and have issued our report thereon dated March 8, 2002; such report is included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of PLM Equipment Growth Fund IV, listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






/s/ Deloitte & Touche LLP


Certified Public Accountants

Tampa, Florida
March 8, 2002

INDEPENDENT AUDITORS' REPORT




The Partners
PLM Equipment Growth Fund IV:


Under date of March 2, 2001, we reported on the balance sheet of PLM Equipment Growth Fund IV as of December 31, 2000, and the related statements of income, changes in partners' capital, and cash flows for each of the years in the two-year period ended December 31, 2000, as contained in the 2001 annual report to the partners. These financial statements and our report thereon are included in the annual report on Form 10-K for the year ended December 31, 2001. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule for each of the years in the two-year ended December 31, 2000. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for each of the years in the two-year period ended December 31, 2000.




/s/ KPMG LLP

SAN FRANCISCO, CALIFORNIA
March 2, 2001

                                   SCHEDULE II


                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                        Valuation and Qualifying Accounts

                  Years Ended December 31, 2001, 2000, and 1999
                            (in thousands of dollars)


                                                                  Additions
                                             Balance at          Charged to                          Balance at
                                            Beginning of          Cost and                            Close of
                                                Year               Expense           Deductions         Year
                                           ----------------    ----------------     --------------  -------------

  Year Ended December 31, 2001
       Allowance for Doubtful Accounts     $          5       $           41        $        (1)    $       45
                                           ======================================================================

  Year Ended December 31, 2000
       Allowance for Doubtful Accounts     $      2,843       $           --        $    (2,838)    $        5
                                           ======================================================================

  Year Ended December 31, 1999
       Allowance for Doubtful Accounts     $      3,126       $            5        $      (288)    $    2,843
                                           ======================================================================

                          PLM EQUIPMENT GROWTH FUND IV

                                INDEX OF EXHIBITS



Exhibit                                                                 Page

    4.   Limited Partnership Agreement of Registrant                      *

 10.1    Management Agreement between Registrant and                      *
         PLM Investment Management, Inc.

         Financial Statements required under Regulation S-X Rule 3-09:

 99.1    Aero California Trust.                                          47-56

 99.2    Montgomery Partnership.                                         57-65







* Incorporated by reference. See page 22 of this report.