Form 10-Q
period 2002-03-31
PLM EQUIPMENT GROWTH FUND IV
filed 2002-05-14
CIK 847517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 2002

     [x]  Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934 For the transition period from     to

                         Commission file number 0-18789
                             -----------------------


                          PLM EQUIPMENT GROWTH FUND IV
             (Exact name of registrant as specified in its charter)


                 California                                      94-3090127
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization                        Identification No.)

           120 Montgomery Street,
        Suite 1350, San Francisco, CA                               94104
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
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)




                                                                                    March 31,         December 31,
                                                                                      2002                2001
                                                                                 ------------------------------------
ASSETS

Equipment held for operating leases, at cost                                     $      12,388       $     15,811
Less accumulated depreciation                                                           (9,070)           (11,918)
                                                                                 ------------------------------------
    Net equipment                                                                        3,318              3,893

Cash and cash equivalents                                                                6,144              8,879
Accounts receivable, less allowance for doubtful
      accounts of $48 in 2002 and $45 in 2001                                               84                 82
Investment in an unconsolidated special-purpose entity                                   1,141              1,197
Prepaid expenses and other assets                                                           64                 21
                                                                                 ------------------------------------

     Total assets                                                                $      10,751       $     14,072
                                                                                 ====================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                            $          53       $        293
Due to affiliates                                                                          164                168
                                                                                 ------------------------------------
    Total liabilities                                                                      217                461
                                                                                 ------------------------------------

Partners' capital:
Limited partners (8,628,420 limited partnership units
      as of March 31, 2002 and December 31, 2001)                                       10,534             13,611
General Partner                                                                             --                 --
                                                                                 ------------------------------------
    Total partners' capital                                                             10,534             13,611
                                                                                 ------------------------------------

      Total liabilities and partners' capital                                    $      10,751       $     14,072
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

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)
                                   (unaudited)


                                                                           For the Three Months
                                                                             Ended March 31,
                                                                           2002            2001
                                                                        ---------------------------
REVENUES

Lease revenue                                                           $     619      $      908
Interest and other income                                                      32              66
Net gain on disposition of equipment                                          590           3,429
                                                                        ---------------------------
  Total revenues                                                            1,241           4,403
                                                                        ---------------------------

EXPENSES

Depreciation                                                                   82             301
Repairs and maintenance                                                       131             166
Insurance expenses                                                             20              69
Management fees to affiliate                                                   44              47
General and administrative expenses to affiliates                              31             123
Other general and administrative expenses                                      46             225
Provision for bad debt expense                                                  3              30
                                                                        ---------------------------
      Total expenses                                                          357             961
                                                                        ---------------------------

Equity in net income of unconsolidated special-
    purpose entities                                                           35              70
                                                                        ---------------------------

      Net income                                                        $     919      $    3,512
                                                                        ===========================

PARTNERS' SHARE OF NET INCOME

Limited partners                                                        $     719      $    3,468
General Partner                                                               200              44
                                                                        ---------------------------

      Total                                                             $     919      $    3,512
                                                                        ===========================

Limited partners' net income per weighted-average
    limited partnership unit                                            $    0.08      $     0.40
                                                                        ===========================

Cash distribution                                                       $   3,996      $      862
                                                                        ===========================

Cash distribution per weighted-average limited partnership unit         $    0.44      $     0.09
                                                                        ===========================








       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the period from December 31, 2000 to March 31, 2002
                            (in thousands of dollars)
                                   (unaudited)




                                                                              Limited           General
                                                                              Partners          Partner         Total
                                                                          -------------------------------------------------

           Partners' capital as of December 31, 2000                       $      12,134      $       --     $    12,134

         Net income                                                                3,157              90           3,247

         Cash distribution                                                        (1,680)            (90)         (1,770)
                                                                          -------------------------------------------------

           Partners' capital as of December 31, 2001                              13,611              --          13,611

         Net income                                                                  719             200             919

         Cash distribution                                                        (3,796)           (200)         (3,996)
                                                                          -------------------------------------------------

           Partners' capital as of March 31, 2002                          $      10,534      $       --     $    10,534
                                                                          =================================================































       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                           For the Three Months
                                                                              Ended March 31,
                                                                           2002            2001
                                                                        ----------------------------
OPERATING ACTIVITIES

Net income                                                              $     919       $   3,512
Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
  Depreciation                                                                 82             301
  Net gain on disposition of equipment                                       (590)         (3,429)
  Equity in net income of unconsolidated special-purpose
    entities                                                                  (35)            (70)
  Changes in operating assets and liabilities:
    Restricted cash                                                            --             125
    Accounts receivable, net                                                   (2)           (443)
    Prepaid expenses and other assets                                         (43)            (23)
    Accounts payable and accrued expenses                                    (240)           (226)
    Due to affiliates                                                          (4)             17
                                                                        ----------------------------
      Net cash provided by (used in) operating activities                      87            (236)
                                                                        ----------------------------

INVESTING ACTIVITIES

Proceeds from disposition of equipment                                      1,083           5,267
Distribution from unconsolidated special-purpose entity                        91             145
                                                                        ----------------------------
      Net cash provided by investing activities                             1,174           5,412
                                                                        ----------------------------

FINANCING ACTIVITIES

Cash distribution paid to limited partners                                 (3,796)           (818)
Cash distribution paid to General Partner                                    (200)            (44)
                                                                        ----------------------------
      Net cash used in financing activities                                (3,996)           (862)
                                                                        ----------------------------

Net (decrease) increase in cash and cash equivalents                       (2,735)          4,314

Cash and cash equivalents at beginning of period                            8,879           2,742
                                                                        ----------------------------

Cash and cash equivalents at end of period                              $   6,144       $   7,056
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

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund IV (the Partnership) as of March 31, 2002 and December 31, 2001, the unaudited condensed statements of income for the three months ended March 31, 2002 and 2001, the unaudited condensed statements of changes in partners' capital for the period from December 31, 2000 to March 31, 2002, and the unaudited condensed statements of cash flows for the three months ended March 31, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, on file at the Securities and Exchange Commission.

2. SCHEDULE OF PARTNERSHIP PHASES

The Partnership, in accordance with its limited partnership agreement, entered its liquidation phase on January 1, 1999, and has commenced an orderly liquidation of the Partnership's assets. The Partnership will terminate on December 31, 2009, unless terminated earlier upon sale of all equipment or by certain other events. During the liquidation phase, the Partnership may not reinvest cash flows and proceeds from asset dispositions into additional equipment. All future cash flows and surplus funds after payment of operating expenses, if any, are to be used for cash distributions to the partners, except to the extent used to maintain reasonable working reserves. During the liquidation phase, the Partnership's assets will continue to be recorded at the lower of carrying amount or fair value less cost to sell.

3. RECLASSIFICATION

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentations.

4. CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered a return of capital. For the three months ended March 31, 2002 and 2001, cash distributions totaled $4.0 million and $0.9 million, respectively. Cash distributions of $3.1 million to the limited partners for the three months ended March 31, 2002 were deemed to be a return of capital. None of the cash distributions to the limited partners for the three months ended March 31, 2001 were deemed to be a return of capital.

5. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of March 31, 2002 and December 31, 2001 includes $17,000 and $21,000, respectively, due to FSI and its affiliates for management fees and $0.1 million due to an affiliated unconsolidated special-purpose entity (USPE).

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

5. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (continued)

The Partnership's proportional share of the expenses incurred by the USPE during 2002 and 2001 is listed in the following table (in thousands of dollars):

                                                     For the Three Months
                                                        Ended March 31,
                                                     2002          2001
                                                  --------------------------

Management fees                                   $      2       $      4
Data processing and administrative
   expenses                                              1             --

These affiliate expenses reduced the Partnership's proportional share of the equity interest in income in the USPE.

6. EQUIPMENT

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

                                                         March 31,             December 31,
                                                            2002                   2001
                                                      ----------------------------------------

  Railcars                                              $   11,041             $   13,239
  Marine containers                                          1,347                  2,572
                                                      ----------------------------------------
                                                            12,388                 15,811
  Less accumulated depreciation                             (9,070)               (11,918)
                                                      ----------------------------------------
     Net equipment                                      $    3,318             $    3,893
                                                      ========================================


As of March 31, 2002, all equipment was on lease except for 78 railcars and 7 marine containers with an aggregate net book value of $0.6 million. As of December 31, 2001, all equipment was on lease except for 47 railcars with a net book value of $0.3 million.

During the three months ended March 31, 2002, the Partnership disposed of marine containers and railcars with an aggregate net book value of $0.5 million, for proceeds of $1.1 million. During the three months ended March 31, 2001, the Partnership disposed of aircraft and marine containers with an aggregate net book value of $1.8 million for proceeds of $5.3 million.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

7. INVESTMENT IN AN UNCONSOLIDATED SPECIAL-PURPOSE ENTITY

The Partnership's net investment in an USPE consisted of a 35% interest in a trust owning two stage III commercial aircraft on a direct finance lease and related assets and liabilities; such investment totaled $1.1 million and $1.2 million as of March 31, 2002 and December 31, 2001, respectively. This is a single purpose entity that does not have any debt or other financial encumbrances.

As of March 31, 2002 and December 31, 2001, the jointly owned equipment in the Partnership's USPE portfolio was on lease.

8. OPERATING SEGMENTS

The Partnership operates or operated in four different segments: aircraft leasing, railcar leasing, marine container leasing, and marine vessel leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                                                Marine
    For the three months ended            Aircraft   Railcar    Container
             March 31, 2002               Leasing    Leasing    Leasing     Other(1)   Total
             --------------               -------    -------    -------     -----      -----

    REVENUES
      Lease revenue                        $    --   $    613   $      6  $     --   $    619
      Interest income and other                 --         --         --        32         32
      Gain on disposition of equipment          --        509         81        --        590
                                          ----------------------------------------------------
        Total revenues                          --      1,122         87        32      1,241
                                          ----------------------------------------------------

    COSTS AND EXPENSES
      Operations support                        --        135         --        16        151
      Depreciation                              --         64         18        --         82
      Management fees to affiliates             --         44         --        --         44
      General and administrative expenses       --         34         --        43         77
      Provision for bad debts                   --          3         --        --          3
                                          ----------------------------------------------------
        Total costs and expenses                --        280         18        59        357
                                          ----------------------------------------------------
    Equity in net income of USPE                35         --         --        --         35
                                          ----------------------------------------------------
    Net income (loss)                      $    35   $    842   $     69  $    (27)  $    919
                                          ====================================================

    Total assets as of March 31, 2002      $ 1,141   $  3,370   $     32  $  6,208   $ 10,751
                                          ====================================================













(1) Includes certain assets not identifiable to a specific segment such as cash and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as certain general and administrative and operations support expenses.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

8.   OPERATING SEGMENTS (continued)

                                                                 Marine     Marine
    For the three months ended            Aircraft   Railcar    Container   Vessel
             March 31, 2001               Leasing    Leasing    Leasing    Leasing    Other(1)    Total
             --------------               -------    -------    -------    -------    -----       -----

    REVENUES
      Lease revenue                        $   185   $    711   $     12  $     --   $     --  $    908
      Interest income and other                  6         --         --        --         60        66
      Gain on disposition of equipment       3,360         --         67        --          2     3,429
                                          --------------------------------------------------------------
        Total revenues                       3,551        711         79        --         62     4,403
                                          --------------------------------------------------------------

    COSTS AND EXPENSES
      Operations support                        13        135         --        27         60       235
      Depreciation                             145         90         66        --         --       301
      Management fees to affiliates              3         44         --        --         --        47
      General and administrative expenses      107         21         --        --        220       348
      Provision for bad debts                   --         30         --        --         --        30
                                          --------------------------------------------------------------
        Total costs and expenses               268        320         66        27        280       961
                                          --------------------------------------------------------------
    Equity in net income (loss) of USPEs       104         --         --       (34 )       --        70
                                          --------------------------------------------------------------
    Net income (loss)                      $ 3,387   $    391   $     13  $    (61 ) $   (218 )$  3,512
                                          ==============================================================

(1) Includes certain interest income and costs not identifiable to a particular segment, such as certain general and administrative and operations support expenses.

9. NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three months ended March 31, 2002 and 2001 was 8,628,420.

10. CONTINGENCIES

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

The General Partner has decided to minimize its collection efforts from the Indian lessee in order to save the Partnership from additional expenses of trying to collect from a lessee that has no apparent ability to pay.

The Partnership is involved as plaintiff or defendant in various other legal actions incidental to its business. The General Partner does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


11. LIQUIDATION AND SPECIAL DISTRIBUTIONS

On January 1, 1999, the General Partner began the liquidation phase of the Partnership and commenced an orderly liquidation of the Partnership assets. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. During the liquidation phase of the Partnership the equipment will continue to be leased under operating and finance leases until sold. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Upon final liquidation, the Partnership will be dissolved.

The Partnership is not permitted to reinvest proceeds from disposition of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. No special distributions were paid in the first quarter of 2002 or 2001. The sales and liquidations occur because equipment is damaged, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.











                      (This space intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Comparison of the PLM Equipment Growth Fund IV's (the Partnership's) Operating Results for the Three Months Ended March 31, 2002 and 2001

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the three months ended March 31, 2002 compared to the same period of 2001. Gains or losses from the sale of equipment, and interest and other income and certain expenses such as management fees to affiliate, depreciation and general and administrative expenses relating to the operating segments (see Note 8 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                     For the Three Months
                                                       Ended March 31,
                                                    2002             2001
                                                  ---------------------------
Railcars                                          $   478          $   576
Marine containers                                       6               12
Aircraft                                               --              172

Railcars: Railcar lease revenues and direct expenses were $0.6 million and $0.1 million, respectively, for the first quarter of 2002, compared to $0.7 million and $0.1 million, respectively, during the same period of 2001. Railcar lease revenue decreased in the first quarter of 2002 compared to the same quarter of 2001 due to the disposition of railcars during 2002 and 2001.

Marine containers: Marine container lease revenues and direct expenses were $6,000 and $-0-, respectively, for the first quarter of 2002, compared to $12,000 and $-0-, respectively, during the same period of 2001. Lease revenues decreased $6,000 due to the disposition of marine containers during 2002 and 2001.

Aircraft: Aircraft lease revenues and direct expenses were $0.2 million and $13,000, respectively, for the first quarter of 2001. Aircraft contribution decreased $0.2 million during the three months ended March 31, 2002 due to the sale of the Partnership's wholly-owned aircraft during 2001.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.2 million for the first quarter of 2002 decreased from $0.7 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $0.3 million decrease in administrative expenses from 2001 levels resulted from a decrease of $0.1 million due to lower professional costs and a decrease of $0.1 million resulting from lower allocations by the General Partner for office services and data processing services; and

     (ii) A $0.2 million decrease in depreciation expenses from 2001 levels resulted from to the disposition of certain assets during 2002 and 2001.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the first quarter in 2002 totaled $0.6 million, and resulted from the sale of marine containers and railcars with an aggregate net book value of $0.5 million, for proceeds of $1.1 million. The net gain on disposition of owned equipment for the first quarter of 2001 totaled $3.4 million, and resulted from the sale or disposal of aircraft and marine containers, with an aggregate net book value of $1.8 million, for proceeds of $5.3 million.

(D) Equity in Net Income of Unconsolidated Special-Purpose Entities (USPEs)

Equity in net income of USPEs represents the Partnership's share of the net income generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                                        For the Three Months
                                                          Ended March 31,
                                                       2002             2001
                                                     ---------------------------
Aircraft                                             $    35          $   104
Marine vessel                                             --              (34)
                                                     ---------------------------
      Equity in net income of USPEs                  $    35          $    70
                                                     ===========================

Aircraft: As of March 31, 2002 and 2001, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $48,000 and $14,000, respectively, for the first quarter of 2002, compared to $0.1 million and $15,000, respectively, during the same period in 2001. Revenues decreased due to the leases for the aircraft in the trust being renegotiated at a lower rate.

Marine vessel: As of March 31, 2002 and 2001, the Partnership had no remaining interests in entities that owned marine vessels. During the three months ended March 31, 2001, the entity that owned a marine vessel incurred higher direct expenses caused by actual operating expenses in 2000 being higher than had been previously reported. A similar event did not occur during the same period of 2002.

(E) Net Income

As a result of the foregoing, the Partnership's net income was $0.9 million for the first quarter of 2002, compared to net income of $3.5 million during the same period of 2001. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the quarter ended March 31, 2002 is not necessarily indicative of future periods. In the first quarter of 2002, the Partnership distributed $3.8 million to the limited partners, or $0.44 per weighted-average limited partnership unit.

(II) CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the General Partner reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the General Partner's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

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

Impairment of long-lived assets: On a regular basis, the General Partner reviews the carrying value of its equipment and investment in an USPE to determine if the carrying value of the assets may not be recoverable in consideration of the current economic conditions. This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

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

(III) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the three  months  ended March 31,  2002,  the  Partnership  generated  $0.2 million in  operating  cash (net cash  provided  by  operating  activities  plus non-liquidating cash distributions from an USPE) to meet its operating obligations, maintain working capital reserves and make distributions (total for the three months ended March 31, 2002 of $4.0 million) to the partners, and used undistributed available cash from prior periods and proceeds from equipment dispositions of approximately $3.8 million.

During the three months ended March 31, 2002, the Partnership disposed of owned equipment for aggregate proceeds of $1.1 million.

Investment in USPE decreased $0.1 million due to cash distributions of $0.1 million to the Partnership from the USPE offset in part, by $35,000 of income that was recorded by the Partnership from the USPE during the three months ended March 31, 2002.

Accounts payable decreased $0.2 million during the three months ended March 31, 2002 due to the payment of an aircraft repair that had been accrued as of December 31, 2001.

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

(IV) OUTLOOK FOR THE FUTURE

The Partnership is in its active liquidation phase. The General Partner is actively pursuing the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners. Sale decisions may cause the operating performance of the Partnership to decline over the remainder of its life. The liquidation phase will end on December 31, 2009, unless the Partnership is terminated earlier upon sale of all of the equipment or by certain other events.

Several factors may affect the Partnership's operating performance during the remainder of 2002 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership's equipment and its investment in a USPE will cause a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership Other factors affecting the Partnership's contribution during the remainder of 2002 and beyond include:

(1) The cost of new marine containers have been at historic lows for the past several years which has caused downward pressure on per diem lease rates for this type of equipment. The Partnership's fleet of marine containers is in excess of twelve years of age and is generally no longer suitable for use in international commerce either due to its specific physical condition, or lessees preferences for newer equipment;

(2) Railcar loadings in North America for the first quarter of 2002 were below those of 2001. This decrease has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated;

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may decide to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return.

The Partnership intends to use cash flow from operations and proceeds from disposition of equipment to satisfy its operating requirements, maintain working capital reserves, and pay cash distributions to the partners.

(V) FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Form 10-Q contains forward-looking statements that contain risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Partnership's actual results could differ materially from those discussed here.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the first quarter of 2002, 81% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (US) currency. If these lessees' currency devalues against the US dollar, the lessees could encounter difficulty in making the US dollar denominated lease payments.


















                      (This space intentionally left blank)

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

                           PLM EQUIPMENT GROWTH FUND IV
                           By:   PLM Financial Services, Inc.
                                 General Partner




Date:  May 13, 2002        By:   /s/ Stephen M. Bess
                                 -----------------------------------
                                 Stephen M. Bess
                                 President and Current Chief Accounting Officer