Form 10-Q
period 2002-06-30
PLM EQUIPMENT GROWTH FUND IV
filed 2002-08-14
CIK 847517

UNITED  STATES
                    SECURITIES  AND  EXCHANGE  COMMISSION
                        WASHINGTON,  D.C.  20549
                          ___________________
                              FORM  10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR  THE  FISCAL  QUARTER  ENDED  JUNE  30,  2002

     [  ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
            SECURITIES  EXCHANGE  ACT  OF  1934
            FOR  THE  TRANSITION  PERIOD  FROM              TO

                    COMMISSION  FILE  NUMBER  0-18789
                         _______________________


                     PLM  EQUIPMENT  GROWTH  FUND  IV
     (Exact  name  of  registrant  as  specified  in  its  charter)


                      CALIFORNIA                        94-3090127
            (State or other jurisdiction of          (I.R.S. Employer
             incorporation or organization            Identification No.)

            450 CARILLON PARKWAY, SUITE 200
                  ST. PETERSBURG, FL                       33716
                 (Address of principal                   (Zip Code)
                  executive offices)

     Registrant's  telephone  number,  including  area  code:  (727)  803-8200
                          _______________________



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes    X  No
                                                     ----

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                            CONDENSED BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)





                                                                    June 30,            December 31,
                                                                     2002                    2001
                                                                  ---------            -------------
ASSETS

Equipment held for operating leases, at cost                       $11,806                 $ 15,811
Less accumulated depreciation                                       (8,570)                 (11,918)
                                                                   --------                ---------
    Net equipment                                                    3,236                    3,893


Cash and cash equivalents                                            6,534                    8,879
Accounts receivable, less allowance for doubtful
      accounts of $79 in 2002 and $45 in 2001                           11                       82
Investment in an unconsolidated special-purpose entity               1,038                    1,197
Prepaid expenses and other assets                                       43                       21
                                                                   --------                ---------
     Total assets                                                  $10,862                 $ 14,072

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                              $    47                 $    293
Due to affiliates                                                      159                      168
                                                                   --------                ---------
    Total liabilities                                                  206                      461

Partners' capital:
Limited partners (8,628,420 limited partnership units
      as of June 30, 2002 and December 31, 2001)                    10,656                   13,611
General Partner                                                         --                       --
                                                                   --------                ---------
    Total partners' capital                                         10,656                   13,611

      Total liabilities and partners' capital                      $10,862                 $ 14,072
                                                                   ========                =========

















       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                         CONDENSED STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)
                                   (unaudited)



                                                     For the Three Months        For the Six Months
                                                         Ended June 30,             Ended June 30,
                                                      2002          2001       2002              2001
                                                     ====================      ======================
REVENUES

Lease revenue                                         $ 440        $ 643       $ 1,058        $ 1,551
Interest and other income                                25          112            57            178
Net gain on disposition of equipment                     58           26           649          3,455
                                                      ------        -----       -------       -------
    Total revenues                                      523          781         1,764          5,184

EXPENSES

Depreciation                                             71          126           153            428
Repairs and maintenance                                 134          133           264            272
Equipment operating expenses                             21           23            42            118
Management fees to affiliate                             30           51            74             98
General and administrative expenses
      to affiliates                                      31           38            63            161
Other general and administrative expenses               110          112           157            336
Provision for (recovery of) bad debts                    32          (16)           34             14
                                                      ------        -----       -------       -------
    Total expenses                                      429          467           787          1,427

Equity in net income of unconsolidated special-
      purpose entities                                   29          104            64            174
                                                      ------        -----       -------       -------
Net income                                            $ 123        $ 418       $ 1,041        $ 3,931

PARTNERS' SHARE OF NET INCOME

Limited partners                                      $ 123        $ 373       $   841        $ 3,841
General Partner                                          --           45           200             90
                                                      ------        -----       -------       -------
Total                                                 $ 123        $ 418       $ 1,041        $ 3,931

Net income per weighted-average
      limited partnership unit                        $0.01        $0.04       $  0.10        $  0.45

Cash distribution                                     $  --        $ 908       $ 3,996        $ 1,770
                                                      ------        -----       -------       -------
Cash distribution per weighted-average
      limited partnership unit                        $  --        $0.10       $  0.44        $  0.19
                                                      ======       ======      ========       =======








       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE PERIOD FROM DECEMBER 31, 2000 TO JUNE 30, 2002
                            (in thousands of dollars)
                                   (unaudited)




                                                        Limited        General
                                                       Partners        Partner            Total
  Partners' capital as of December 31, 2000            $12,134         $  --             $12,134

Net income                                               3,157            90               3,247

Cash distribution                                       (1,680)          (90)             (1,770)
                                                       --------        ------            --------
  Partners' capital as of December 31, 2001             13,611            --              13,611

Net income                                                 841           200               1,041

Cash distribution                                       (3,796)         (200)             (3,996)
                                                       --------        ------            --------
  Partners' capital as of June 30, 2002                $10,656         $  --             $10,656
                                                       ========        ======            ========































       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)


                                                                                For the Six Months
                                                                                   Ended June 30,
                                                                                  2002       2001
                                                                                 ==================
OPERATING ACTIVITIES

Net income                                                                       $ 1,041   $ 3,931
Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
  Depreciation                                                                       153       428
  Net gain on disposition of equipment                                              (649)   (3,455)
  Equity in net income of unconsolidated special-purpose
    entities                                                                         (64)     (174)
  Changes in operating assets and liabilities:
    Restricted cash                                                                   --       125
    Accounts receivable, net                                                          69        65
    Prepaid expenses and other assets                                                (22)       (6)
    Accounts payable and accrued expenses                                           (246)      (50)
    Due to affiliates                                                                 (9)       (9)
    Lessee deposits and reserve for repairs                                           --      (207)
                                                                                  --------  -------
      Net cash provided by operating activities                                      273       648


INVESTING ACTIVITIES

Payments for capitalized improvements                                                 --        (2)
Proceeds from disposition of equipment                                             1,155     5,361
Distribution from unconsolidated special-purpose entities                            223       357
                                                                                  --------  -------
      Net cash provided by investing activities                                    1,378     5,716


FINANCING ACTIVITIES

Cash distribution paid to limited partners                                        (3,796)   (1,680)
Cash distribution paid to General Partner                                           (200)      (90)
                                                                                  --------  -------
      Net cash used in financing activities                                       (3,996)   (1,770)

Net (decrease) increase in cash and cash equivalents                              (2,345)    4,594

Cash and cash equivalents at beginning of period                                   8,879     2,742
                                                                                  --------  -------
Cash and cash equivalents at end of period                                       $ 6,534   $ 7,336
                                                                                  =======   =======










       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Opinion  of  Management
       -----------------------

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund IV (the Partnership) as of June 30, 2002 and December 31, 2001, the unaudited condensed statements of income for the three and six months ended June 30, 2002 and 2001, the unaudited condensed statements of changes in partners' capital for the period from December 31, 2000 to June 30, 2002, and the unaudited condensed statements of cash flows for the six months ended June 30, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, on file at the Securities and Exchange Commission.

2.     Schedule  of  Partnership  Phases
       ---------------------------------

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

3.     Cash  Distributions
       -------------------

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered a return of capital. For the six months ended June 30, 2002 and 2001, cash distributions totaled $4.0 million and $1.8 million, respectively. Cash distributions of $3.0 million to the limited partners for the six months ended June 30, 2002 were deemed to be a return of capital. None of the cash distributions to the limited partners for the six months ended June 30, 2001 were deemed to be a return of capital.

4.     Transactions  with  General  Partner  and  Affiliates
       -----------------------------------------------------

The balance due to affiliates as of June 30, 2002 and December 31, 2001 includes $12,000 and $21,000, respectively, due to FSI and its affiliates for management fees and $0.1 million due to an affiliated unconsolidated special-purpose entity
(USPE).

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.     Transactions  with  General  Partner  and  Affiliates  (continued)
       -----------------------------------------------------

The Partnership's proportional share of the expenses incurred by the USPE during 2002 and 2001 is listed in the following table (in thousands of dollars):


                                                         For the Three Months     For the Six Months
                                                             Ended June 30,         Ended June 30,
                                                           2002        2001       2002           2001
                                                          ------      ------     ------          -----
Management fees                                           $   2       $   4       $   4          $   9
Data processing and administrative
   expenses                                                   1           2           2              4


These affiliate expenses reduced the Partnership's proportional share of the equity interest in income of the USPE.

5.     Equipment
       ---------

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):


                                            June 30,            December 31,
                                             2002                   2001
                                           --------               ---------
  Railcars                                 $11,022                $ 13,239
  Marine containers                            784                   2,572
                                           --------               ---------
                                            11,806                  15,811
  Less accumulated depreciation             (8,570)                (11,918)
                                           --------               ---------
     Net equipment                         $ 3,236                 $  3,893
                                           ========               =========


     As of June 30, 2002, all equipment was on lease except for 88 railcars and 7 marine containers with an aggregate net book value of $0.7 million. As of December 31, 2001, all equipment was on lease except for 47 railcars with a net book value of $0.3 million.

During the six months ended June 30, 2002, the Partnership disposed of marine containers and railcars with an aggregate net book value of $0.5 million, for proceeds of $1.2 million. During the six months ended June 30, 2001, the Partnership sold a commercial aircraft, a commuter aircraft, marine containers and railcars with an aggregate net book value of $1.9 million, for aggregate proceeds of $5.4 million.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.     Investment  in  an  Unconsolidated  Special-Purpose  Entity
       -----------------------------------------------------------

The Partnership's net investment in an USPE consisted of a 35% interest in a trust owning two stage III commercial aircraft on a direct finance lease and related assets and liabilities; such investment totaled $1.0 million and $1.2 million as of June 30, 2002 and December 31, 2001, respectively. This is a single purpose entity that does not have any debt or other financial encumbrances.

As of June 30, 2002 and December 31, 2001, the jointly owned equipment in the Partnership's USPE portfolio was on lease.

7.     Operating  Segments
       -------------------

The Partnership operates or operated in four different segments: aircraft leasing, railcar leasing, marine container leasing, and marine vessel leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):


                                                                    Marine
For the three months ended                  Aircraft    Railcar   Container
       June 30, 2002                         Leasing    Leasing    Leasing     Other 1    Total

REVENUES
  Lease revenue                             $      --  $    433   $        7  $     --   $   440
  Interest income and other                        --        --           --        25        25
  Gain (loss) on disposition of equipment          --        (3)          61        --        58
                                            ---------  --------   ----------  --------   -------
     Total revenues                                --       430           68        25       523


COSTS AND EXPENSES
  Operations support                               --       139           --        16       155
  Depreciation                                     --        64            7        --        71
  Management fees to affiliates                    --        29            1        --        30
  General and administrative expenses              --        27           --       114       141
  Provision for bad debts                          --        30           --         2        32
                                            ---------  --------   ----------  --------   -------
      Total costs and expenses                     --       289            8       132       429
                                            ---------  --------   ----------  --------   -------
Equity in net income of USPE                       29        --           --        --        29
                                            ---------  ---------  ----------  ---------  -------
Net income (loss)                           $      29  $    141   $       60  $   (107)  $   123
                                            =========  =========  ==========  =========  =======

Total assets as of June 30, 2002            $   1,038  $  3,224   $       17  $  6,583   $10,862
                                            =========  =========  ==========  =========  =======















1 Includes certain assets not identifiable to a specific segment such as cash, certain accounts receivable, and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as certain general and administrative and operations support expenses.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.     Operating  Segments  (continued)
       -------------------


                                                                     Marine
For the three months ended                   Aircraft    Railcar   Container
      June 30, 2001                          Leasing     Leasing    Leasing     Other 1    Total

REVENUES
  Lease revenue                             $      --   $    625   $       18  $     --   $  643
  Interest income and other                        32         --           --        80      112
  Gain (loss) on disposition of equipment          (1)       (15)          42        --       26
                                            ---------   --------   ----------  --------   -------
     Total revenues                                31        610           60        80      781


COSTS AND EXPENSES
  Operations support                                8        131           --        17      156
  Depreciation                                     --         81           45        --      126
  Management fees to affiliates                    (3)        53            1        --       51
  General and administrative expenses              18         24           --       108      150
  Provision for (recovery of) bad debts            --        (18)           3        (1)     (16)
                                            ---------   --------   ----------  --------   -------
      Total costs and expenses                     23        271           49       124      467
                                            ---------   --------   ----------  --------   -------
Equity in net income of USPEs                     104         --           --        --      104
                                            ----------  ---------  ----------  ---------  -------
Net income (loss)                           $     112   $    339   $       11  $    (44)  $  418
                                            ==========  =========  ==========  =========  =======




                                                               Marine
For the six months ended                Aircraft   Railcar   Container
      June 30, 2002                      Leasing   Leasing    Leasing     Other 1   Total

REVENUES
  Lease revenue                         $      --  $  1,046  $       12  $     --   $1,058
  Interest income and other                    --        --          --        57       57
  Gain on disposition of equipment             --       506         143        --      649
                                        ---------  --------  ----------  --------   ------
     Total revenues                            --     1,552         155        57    1,764


COSTS AND EXPENSES
  Operations support                           --       274          --        32      306
  Depreciation                                 --       128          25        --      153
  Management fees to affiliates                --        73           1        --       74
  General and administrative expenses          --        62          --       158      220
  Provision for bad debts                      --        33          --         1       34
                                        ---------  --------  ----------  --------   ------
      Total costs and expenses                 --       570          26       191      787
                                        ---------  --------  ----------  --------   ------
Equity in net income of USPE                   64        --          --        --       64
                                        ---------  --------  ----------  ---------  ------
Net income (loss)                       $      64  $    982  $      129  $   (134)  $1,041
                                        =========  ========  ==========  =========  ======












1     Includes  interest  income  and  costs  not  identifiable  to a particular segment, such as certain general and administrative and operations support expenses.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.     Operating  Segments  (continued)
       -------------------


For the six months ended                    Aircraft    Railcar   Container    Vessel
      June 30, 2001                          Leasing    Leasing    Leasing     Leasing    Other 1   Total

REVENUES
  Lease revenue                             $     185  $  1,336   $       30  $     --   $     --   $1,551
  Interest income and other                        38        --           --        --        140      178
  Gain (loss) on disposition of equipment       3,359       (15)         108        --          3    3,455
                                            ---------  --------   ----------  --------   --------   ------
     Total revenues                             3,582     1,321          138        --        143    5,184


COSTS AND EXPENSES
  Operations support                               21       266           --        27         76      390
  Depreciation                                    145       171          112        --         --      428
  Management fees to affiliates                    --        97            1        --         --       98
  General and administrative expenses             125        44           --        --        328      497
  Provision for (recovery of) bad debts            --        11            4        --         (1)      14
                                            ---------  --------   ----------  --------   --------   ------
      Total costs and expenses                    291       589          117        27        403    1,427
                                            ---------  --------   ----------  --------   --------   ------
Equity in net income (loss) of USPEs              208        --           --       (34)        --      174
                                            ---------  ---------  ----------  ---------  ---------  ------
Net income (loss)                           $   3,499  $    732   $       21  $    (61)  $   (260)  $3,931
                                            =========  =========  ==========  =========  =========  ======



8.     Net  Income  Per  Weighted-Average  Limited  Partnership  Unit
       --------------------------------------------------------------

Net income per weighted-average limited partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and six months ended June 30, 2002 and 2001 was 8,628,420.

9.     Liquidation  and  Special  Distributions
       ----------------------------------------

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

The Partnership is not permitted to reinvest proceeds from disposition of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. No special distributions were paid during the six months ended June 30, 2002 or 2001. The sales and liquidations occur because equipment is damaged, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.




1     Includes  certain  interest  income  and  costs  not  identifiable  to  a particular segment, such as certain general and administrative and operations support expenses. Also includes the gain from the sale of a trailer and the recovery of trailer bad debts.

    ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                ---------------------------------------------------------------
                              RESULTS OF OPERATIONS
                                  -----------------

(I)      RESULTS  OF  OPERATIONS

Comparison  of  the PLM Equipment Growth Fund IV's (the Partnership's) Operating
--------------------------------------------------------------------------------
Results  for  the  Three  Months  Ended  June  30,  2002  and  2001
-------------------------------------------------------------------

(A)      Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repairs and maintenance and equipment operating expenses) on owned equipment decreased during the three months ended June 30, 2002 compared to the same period of 2001. Gains or losses from the sale of equipment, and interest and other income and certain expenses such as management fees to affiliate, depreciation and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                      For the Three Months
                                          Ended June 30,
                                        2002          2001
                                        ==================
Railcars                                $294        $494
Marine containers                          7          18
Aircraft                                  --          (8)


Railcars: Railcar lease revenues and direct expenses were $0.4 million and $0.1 million, respectively, for the second quarter of 2002, compared to $0.6 million and $0.1 million, respectively, during the same period of 2001. Railcar lease revenue decreased in the second quarter of 2002 compared to the same quarter of 2001 due to the disposition of railcars during 2002 and 2001.

Marine containers: Marine container lease revenues were $7,000 for the second quarter of 2002, compared to $18,000 during the same period of 2001. Lease revenues decreased $11,000 due to the disposition of marine containers during 2002 and 2001.

Aircraft:     Aircraft  lease revenues and direct expenses were $-0- and $8,000, respectively, for the second quarter of 2001. The Partnership's wholly-owned aircraft was sold during 2001.

(B)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $0.3 million remained relatively the same for the second quarter of 2002 and 2001. Significant variances are explained as follows:

     (i) A $0.1 million decrease in depreciation expenses from 2001 levels resulted from to the disposition of certain assets during 2002 and 2001; and

     (ii) A $48,000 increase in the provision for bad debts was based on PLM Financial Services, Inc. (the General Partner's) evaluation of the collectability of receivables compared to 2001.

(C)     Interest  and  Other  Income

Interest and other income decreased $0.1 million due to a decrease in the interest rate earned on cash balances.

(D)     Net  Gain  on  Disposition  of  Owned  Equipment

The net gain on the disposition of owned equipment for the second quarter in 2002 totaled $0.1 million, and resulted from the sale of marine containers and a railcar with an aggregate net book value of $11,000, for proceeds of $0.1 million. The net gain on disposition of equipment for the second quarter of 2001 totaled $26,000, which resulted from the sale of marine containers and railcars with an aggregate net book value of $0.1 million, for proceeds of $0.1 million.

(E)     Equity  in Net Income of an Unconsolidated Special-Purpose Entity (USPE)

Equity in net income of an USPE represents the Partnership's share of the net income generated from the operation of a jointly owned asset accounted for under the equity method of accounting. This entity is single purpose and has no debt or other financial encumbrances.

As of June 30, 2002 and 2001, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $44,000 and $15,000, respectively, for the second quarter of 2002, compared to $0.1 million and $15,000, respectively, during the same period of 2001. Revenues decreased due to the leases for the aircraft in the trust being renegotiated at a lower rate.

(F)     Net  Income

As a result of the foregoing, the Partnership's net income was $0.1 million for the second quarter of 2002, compared to net income of $0.4 million during the same period of 2001. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the quarter ended June 30, 2002 is not necessarily indicative of future periods.

Comparison  of the Partnership's Operating Results for the Six Months Ended June
--------------------------------------------------------------------------------
30,  2002  and  2001
--------------------

(A)     Owned  Equipment  Operations

Lease revenues less direct expenses on owned equipment decreased during the six months ended June 30, 2002 compared to the same period of 2001. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                        For the Six Months
                                          Ended June 30,
                                       2002           2001
                                       ===================
Railcars                               $772        $1,070
Marine containers                        12            30
Aircraft                                 --           164
Marine vessel                            --           (27)


Railcars: Railcar lease revenues and direct expenses were $1.0 million and $0.3 million, respectively, for the six months ended June 30, 2002, compared to $1.3 million and $0.3 million, respectively, during the same period of 2001. Lease revenues decreased $0.3 million during the six months ended June 30, 2002 compared to the same period of 2001 due to the disposition of railcars during 2002 and 2001.

Marine containers: Marine container lease revenues were $12,000 for the six months ended June 30, 2002, compared to $30,000 during the same period of 2001. Lease revenues decreased $18,000 due to the disposition of marine containers during 2002 and 2001.

Aircraft: Aircraft lease revenues and direct expenses were $0.2 million and $21,000, respectively, for the six months ended June 30, 2001. Aircraft contribution decreased $0.2 million during the six months ended June 30, 2002 due to the sale of the Partnership's wholly-owned aircraft during 2001.

Marine vessel: Marine vessel reported direct expenses of $27,000 during the six months ended June 30, 2001 due to actual operating expenses in 2000 being higher than previously reported.

(B)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $0.5 million for the six months ended June 30, 2002 decreased from $1.0 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $0.3 million decrease in administrative expenses from 2001 levels resulted from a decrease of $0.1 million due to lower professional costs and a decrease of $0.1 million resulting from lower allocations by the General Partner for office services and data processing services; and

     (ii) A $0.3 million decrease in depreciation expense from 2001 levels resulted from the disposition of certain assets during 2002 and 2001.

(C)     Interest  and  Other  Income

Interest and other income decreased $0.1 million due to a decrease in the interest rate earned on cash balances.

(D)     Net  Gain  on  Disposition  of  Owned  Equipment

The net gain on the disposition of owned equipment for the six months ended June 30, 2002 totaled $0.6 million, and resulted from the sale of marine containers and railcars with an aggregate net book value of $0.5 million, for proceeds of $1.2 million. The net gain on disposition of equipment for the six months ended June 30, 2001 totaled $3.5 million, which resulted from the sale of a commercial aircraft, a commuter aircraft, marine containers, and railcars with an aggregate net book value of $1.9 million, for aggregate proceeds of $5.4 million.

(E)     Equity  in  Net  Income  of  Unconsolidated  Special-Purpose  Entities

Equity in net income of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):


                                                       For the Six Months
                                                         Ended June 30,
                                                       2002          2001
                                                       ==================
Aircraft                                                $64        $208
Marine vessel                                            --         (34)
                                                       -----       -----
      Equity in net income of USPEs                     $64        $174
                                                       =====       =====


Aircraft: As of June 30, 2002 and 2001, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.1 million and $29,000, respectively, for the six months ended June 30, 2002, compared to $0.2 million and $31,000, respectively, during the same period in 2001. Revenues decreased due to the leases for the aircraft in the trust being renegotiated at a lower rate.

Marine vessel: As of June 30, 2002 and 2001, the Partnership had no remaining interest in an entity that owned a marine vessel. During the six months ended June 30, 2001, the entity that owned a marine vessel reported $34,000 in operating expenses due to actual operating expenses in 2000 being higher than previously reported.

(F)     Net  Income

As a result of the foregoing, the Partnership's net income was $1.0 million for the six months ended June 30, 2002, compared to net income of $3.9 million during the same period of 2001. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance during the six months ended June 30, 2002 is not necessarily indicative of future periods. During the six months ended June 30, 2002, the Partnership distributed $3.8 million to the limited partners, or $0.44 per weighted-average limited partnership unit.

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

(III)  FINANCIAL  CONDITION  --  CAPITAL  RESOURCES  AND  LIQUIDITY

For the six months ended June 30, 2002, the Partnership generated $0.5 million in operating cash (net cash provided by operating activities plus non-liquidating cash distributions from an USPE) to meet its operating obligations, maintain working capital reserves and make distributions (total for the six months ended June 30, 2002 of $4.0 million) to the partners, and used undistributed available cash from prior periods and proceeds from equipment dispositions of approximately $3.5 million.

     During the six months ended June 30, 2002, the Partnership disposed of owned equipment for aggregate proceeds of $1.2 million.

Accounts receivable decreased $0.1 million during the six months ended June 30, 2002 due to the timing of cash receipts.

Investment in an USPE decreased $0.2 million due to cash distributions of $0.2 million to the Partnership from the USPE offset in part, by $0.1 million of income that was recorded by the Partnership from the USPE during the six months ended June 30, 2002.

Accounts payable decreased $0.2 million during the six months ended June 30, 2002 due to the payment of an aircraft repair that had been accrued as of December 31, 2001.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause the Partnership to require any additional capital.

The Partnership is in its active liquidation phase. As a result, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Significant asset sales may result in distributions to the partners.

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

Liquidation of the Partnership's equipment and its investment in an USPE will cause a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution during the remainder of 2002 and beyond include:

(1) The cost of new marine containers have been at historic lows for the past several years which has caused downward pressure on per diem lease rates for this type of equipment. The Partnership's fleet of marine containers is in excess of twelve years of age and is generally no longer suitable for use in international commerce either due to its specific physical condition, or lessees' preferences for newer equipment;

(2) Railcar loadings in North America for the six months ended June 30, 2002 were below those of 2001. This decrease has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated; and

(3) The airline industry began to see lower passenger travel during 2001. The tragic events on September 11, 2001 worsened the situation. As a result of this and the general turmoil in the airline industry, the Partnership has had to renegotiate the lease on its partially owned aircraft on a direct finance lease during 2001 that will result in a decrease in revenues during 2002. In addition, these events have had a negative impact on the fair market value of the Partnership's partially owned aircraft. Although no revaluations were required during 2002 to these aircraft, the General Partner does not expect these aircraft values to return to their previous value in the foreseeable future.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
             ----------------------------------------------------------------

The Partnership's primary market risk exposure is that of currency devaluation risk. During the six months ended June 30, 2002, 74% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States
(U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the US dollar denominated lease payments.












                      (This space intentionally left blank)

                          PART II -- OTHER INFORMATION

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

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

                                    PLM  EQUIPMENT  GROWTH  FUND  IV
                                    By: PLM  Financial  Services,  Inc.
                                        General  Partner




Date:  August  13,  2002                By: /s/  Stephen  M.  Bess
                                            ----------------------
                                            Stephen  M.  Bess
                                            President  and
                                            Current  Chief  Accounting  Officer





CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund IV (the Partnership), that the Quarterly Report of the Partnership on Form 10-Q for the period ended June 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.



                                    PLM  EQUIPMENT  GROWTH  FUND  IV
                                    By: PLM  Financial  Services,  Inc.
                                        General  Partner



Date:  August  13,  2002                By: /s/  Stephen  M.  Bess
                                            ----------------------
                                            Stephen  M.  Bess
                                            President  and
                                            Current  Chief  Accounting  Officer




Date:  August  13,  2002                By: /s/  James  A.  Coyne
                                            ---------------------
                                            James  A.  Coyne
                                            Chief  Financial  Officer