Form 10-Q
period 2002-09-30
PLM EQUIPMENT GROWTH FUND IV
filed 2002-11-12
CIK 847517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR  THE  FISCAL  QUARTER  ENDED  SEPTEMBER  30,  2002

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
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)




                                                           September 30,    December 31,
                                                              2002             2001
                                                        ================================
ASSETS

Equipment held for operating leases, at cost. . . . . .  $       11,525   $      15,811
Less accumulated depreciation . . . . . . . . . . . . .          (8,362)        (11,918)
                                                         ---------------  --------------
    Net equipment . . . . . . . . . . . . . . . . . . .           3,163           3,893


Cash and cash equivalents . . . . . . . . . . . . . . .           6,677           8,879
Accounts receivable, less allowance for doubtful
      accounts of $50 in 2002 and $45 in 2001 . . . . .             140              82
Investment in an unconsolidated special-purpose entity.             968           1,197
Prepaid expenses and other assets . . . . . . . . . . .              41              21
                                                         ---------------  --------------
     Total assets . . . . . . . . . . . . . . . . . . .  $       10,989   $      14,072
                                                         ===============  ==============
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses . . . . . . . . .  $           65   $         293
Due to affiliates . . . . . . . . . . . . . . . . . . .             160             168
                                                         ---------------  --------------
    Total liabilities . . . . . . . . . . . . . . . . .             225             461
                                                         ---------------  --------------
Commitments and contingencies

Partners' capital:
Limited partners (8,628,420 limited partnership units
      in 2002 and 2001) . . . . . . . . . . . . . . . .          10,764          13,611
General Partner . . . . . . . . . . . . . . . . . . . .              --              --
                                                         ---------------  --------------
    Total partners' capital . . . . . . . . . . . . . .          10,764          13,611
                                                         ---------------  --------------
     Total liabilities and partners' capital. . . . . .  $       10,989   $      14,072
                                                         ===============  ==============
















       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                         CONDENSED STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)
                                   (unaudited)



                                                For the Three Months   For the Nine Months
                                                 Ended September 30,   Ended September 30,
                                                 2002        2001       2002        2001
                                                ===========================================
REVENUES

Lease revenue . . . . . . . . . . . . . . . . .  $   459 $   634      $ 1,517  $ 2,185
Interest and other income . . . . . . . . . . .       38      72          95       251
Gain on disposition of equipment. . . . . . . .       10      16          659    3,471
                                                 -------  --------   --------  -------
    Total revenues. . . . . . . . . . . . . . .      507     722        2,271    5,907
                                                 -------  --------   --------  -------
EXPENSES

Depreciation. . . . . . . . . . . . . . . . . .       63     119          216      547
Repairs and maintenance . . . . . . . . . . . .      163     368          427      640
Equipment operating expenses. . . . . . . . . .       20      18           62      137
Management fees to affiliate. . . . . . . . . .       34      44          108      142
General and administrative expenses
      to affiliates . . . . . . . . . . . . . .       16      35           79      195
Other general and administrative expenses . . .      162      74          319      411
Provision for (recovery of) bad debts . . . . .      (30)      1            4       15
                                                 -------  --------   --------  -------
    Total expenses. . . . . . . . . . . . . . .      428     659        1,215    2,087
                                                 -------  --------   --------  -------
Equity in net income of unconsolidated special-
      purpose entities. . . . . . . . . . . . .       29      99           93      273
                                                 -------  --------   --------  -------
Net income. . . . . . . . . . . . . . . . . . .  $   108     162       $1,149   $4,093
                                                 =======  ========   ========  =======
PARTNERS' SHARE OF NET INCOME

Limited partners. . . . . . . . . . . . . . . .  $   108     162       $  949   $4,003
General Partner . . . . . . . . . . . . . . . .       --      --          200       90
                                                 -------  --------   --------  -------
Total . . . . . . . . . . . . . . . . . . . . .  $   108     162       $1,149   $4,093
                                                 =======  ========   ========  =======
Net income per weighted-average
      limited partnership unit. . . . . . . . .  $  0.01    0.02       $ 0.11   $ 0.46
                                                 =======  ========   ========  =======
Cash distribution . . . . . . . . . . . . . . .  $    --      --       $3,996   $1,770
                                                 =======  ========   ========  =======
Cash distribution per weighted-average
      limited partnership unit. . . . . . . . .  $    --      --       $ 0.44   $ 0.19
                                                 =======  ========   ========  =======










       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           FOR THE PERIOD FROM DECEMBER 31, 2000 TO SEPTEMBER 30, 2002
                            (in thousands of dollars)
                                   (unaudited)





                                               Limited     General
                                               Partners    Partner    Total
                                              ==========  =========  ========
  Partners' capital as of December 31, 2000.  $  12,134   $     --   $12,134

Net income . . . . . . . . . . . . . . . . .      3,157         90     3,247

Cash distribution. . . . . . . . . . . . . .     (1,680)       (90)   (1,770)
                                              ---------  ----------  --------
  Partners' capital as of December 31, 2001.     13,611         --    13,611

Net income . . . . . . . . . . . . . . . . .        949        200     1,149

Cash distribution. . . . . . . . . . . . . .     (3,796)      (200)   (3,996)
                                              ---------  ----------  --------
  Partners' capital as of September 30, 2002  $  10,764   $     --   $10,764
                                              ==========  =========  ========































       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                              For the Nine Months
                                                              Ended September 30,
                                                               2002        2001
                                                             =====================
OPERATING ACTIVITIES

Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $   1,149   $ 4,093
Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
  Depreciation. . . . . . . . . . . . . . . . . . . . . . .        216       547
  Gain on disposition of equipment. . . . . . . . . . . . .      (659)    (3,471)
  Equity in net income of unconsolidated special-purpose
    entities. . . . . . . . . . . . . . . . . . . . . . . .       (93)      (273)
  Changes in operating assets and liabilities:
    Restricted cash . . . . . . . . . . . . . . . . . . . .         --       125
    Accounts receivable, net. . . . . . . . . . . . . . . .       (60)       102
    Prepaid expenses and other assets . . . . . . . . . . .       (20)        13
    Accounts payable and accrued expenses . . . . . . . . .      (228)       189
    Due to affiliates . . . . . . . . . . . . . . . . . . .        (8)        (9)
    Lessee deposits and reserve for repairs . . . . . . . .         --      (217)
                                                             ----------  --------
      Net cash provided by operating activities . . . . . .        297     1,099
                                                             ----------  --------

INVESTING ACTIVITIES

Payments for capitalized improvements . . . . . . . . . . .         --        (2)
Proceeds from disposition of equipment. . . . . . . . . . .      1,175     5,391
Distribution from unconsolidated special-purpose entities .        322       570
                                                             ----------  --------
      Net cash provided by investing activities . . . . . .      1,497     5,959
                                                             ----------  --------

FINANCING ACTIVITIES

Cash distribution paid to limited partners. . . . . . . . .    (3,796)    (1,680)
Cash distribution paid to General Partner . . . . . . . . .      (200)       (90)
                                                             ----------  --------
      Net cash used in financing activities . . . . . . . .    (3,996)    (1,770)
                                                             ----------  --------
Net (decrease) increase in cash and cash equivalents. . . .    (2,202)     5,288

Cash and cash equivalents at beginning of period. . . . . .      8,879     2,742
                                                             ----------  --------
Cash and cash equivalents at end of period. . . . . . . . .  $   6,677   $ 8,030
                                                             ==========  ========











       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Opinion  of  Management
       -----------------------

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund IV (the Partnership) as of September 30, 2002 and December 31, 2001, the unaudited condensed statements of income for the three and nine months ended September 30, 2002 and 2001, the unaudited condensed statements of changes in partners' capital for the period from December 31, 2000 to September 30, 2002, and the unaudited condensed statements of cash flows for the nine months ended September 30, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, on file at the Securities and Exchange Commission.

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

3.     Cash  Distributions
       -------------------

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered a return of capital. For the nine months ended September 30, 2002 and 2001, cash distributions totaled $4.0 million and $1.8 million, respectively. No cash distributions were paid during the three months ended September 30, 2002 and 2001. Cash distributions of $2.8 million and $-0-to the limited partners for the nine months ended September 30, 2002 and 2001, respectively, were deemed to be a return of capital.

4.     Transactions  with  General  Partner  and  Affiliates
       -----------------------------------------------------

The balance due to affiliates as of September 30, 2002 and December 31, 2001 includes $13,000 and $21,000, respectively, due to FSI and its affiliates for management fees and $0.1 million due to an affiliated unconsolidated special-purpose entity (USPE).

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.     Transactions  with  General  Partner  and  Affiliates  (continued)
       -----------------------------------------------------

The Partnership's proportional share of the expenses incurred by the USPE during 2002 and 2001 is listed in the following table (in thousands of dollars):


                                    For the Three Months   For the Nine Months
                                     Ended September 30,   Ended September 30,
                                     2002         2001      2002        2001
                                    ==========================================
Management fees. . . . . . . . . .  $      2  $      4       $      6  $     13
Data processing and administrative
   expenses. . . . . . . . . . . .        --        --              2        --


These affiliated expenses reduced the Partnership's proportional share of the equity interest in income of the USPE.

5.     Equipment
       ---------

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):


                                   September 30,     December 31,
                                      2002              2001
                                 ===============================
  Railcars. . . . . . . . . . .  $       10,982   $      13,239
  Marine containers . . . . . .             543           2,572
                                 ---------------  --------------
                                         11,525          15,811
  Less accumulated depreciation          (8,362)        (11,918)
                                 ---------------  --------------
     Net equipment. . . . . . .  $        3,163   $       3,893
                                 ===============  ==============


     As of September 30, 2002, all equipment was on lease except for 121 railcars and 7 marine containers with an aggregate net book value of $1.0 million. As of December 31, 2001, all equipment was on lease except for 47 railcars with a net book value of $0.3 million.

During the nine months ended September 30, 2002, the Partnership disposed of marine containers and railcars with an aggregate net book value of $0.5 million, for proceeds of $1.2 million. During the nine months ended September 30, 2001, the Partnership sold aircraft, marine containers and railcars with an aggregate net book value of $1.9 million, for proceeds of $5.4 million.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.     Investment  in  an  Unconsolidated  Special-Purpose  Entity
       -----------------------------------------------------------

The Partnership owns equipment jointly with affiliated programs. This is a single purpose entity that does not have any debt or other financial encumbrances.

The table below sets forth 100% of the assets, liabilities, and equity of the Aero California Trust in which the Partnership has a 35% interest and the Partnership's proportional share of equity in the entity (in thousands of dollars):

                                       September 30, December 31,
                                            2002          2001
                                       =========================

Assets
  Receivables . . . . . . . . . . . . . .  $  420         420
  Finance lease receivable. . . . . . . .   2,763       3,450
  Other assets. . . . . . . . . . . . . .       6           9
                                           -------    -------
    Total assets. . . . . . . . . . . . .  $3,189      $3,879
                                           =======    =======
Liabilities
  Accounts payable. . . . . . . . . . . .  $    1      $   --
  Due to affiliates . . . . . . . . . . .       2          39
  Lessee deposits and reserve for repairs     420         420
                                           -------    -------
    Total liabilities . . . . . . . . . .     423         459
                                           -------    -------

Equity. . . . . . . . . . . . . . . . . .   2,766       3,420
                                           -------    -------
    Total liabilities and equity. . . . .  $3,189      $3,879
                                           =======    =======

Partnership's share of equity . . . . . .  $  968      $1,197
                                           =======    =======


The table below sets forth 100% of the revenues, direct and indirect expenses, and net income (loss) of the Aero California Trust in which the Partnership has a 35% interest, and an entity that owned a marine vessel in which the Partnership had an interest, and the Partnership's proportional share of income
(loss) in each entity for the three and nine months ended September 30, 2002 and 2001 (in thousands of dollars):

                                              Aero         Aero
                                           California   California
                                              Trust        Trust
For the three months ended September 30,      2002         2001
------------------------------------------------------------------

  Revenues . . . . . . . . . . . . . . .  $       119  $       328
  Less: Direct expenses. . . . . . . . .            5            6
            Indirect expenses. . . . . .           29           39
                                          -----------  -----------
    Net income . . . . . . . . . . . . .  $        85  $       283
                                          ===========  ===========

Partnership's share of net income. . . .  $        29  $        99
                                          ===========  ===========



                                              Aero          Aero
                                           California    California   Montgomery
                                              Trust         Trust     Partnership
For the nine months ended September 30,.      2002                2001               Total
------------------------------------------------------------------------------------------

  Revenues . . . . . . . . . . . . . . .  $       384  $     1,011  $         --   $    --
  Less: Direct expenses. . . . . . . . .           17           14            68        --
            Indirect expenses. . . . . .          101          119             1        --
                                          -----------  -----------  -------------  -------
    Net income (loss). . . . . . . . . .  $       266  $       878  $        (69)  $    --
                                          ===========  ===========  =============  =======

Partnership's share of net income (loss)  $        93  $       307         (34)1   $   273
                                          ===========  ===========  =============  =======


1     During  2000,  the  Partnership  sold  its  50% interest in the Montgomery
Partnership that owned a bulk carrier. During 2001 the Partnership received additional expenses related to 2000.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.     Investment  in  an  Unconsolidated  Special-Purpose  Entity  (continued)
       -----------------------------------------------------------

As of September 30, 2002 and December 31, 2001, the jointly owned equipment in the Partnership's USPE portfolio was on lease.

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


                                                                   Marine
For the three months ended                  Aircraft    Railcar   Container
September 30, 2002                           Leasing    Leasing    Leasing     Other 1    Total
-----------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . . .  $      --  $    452   $        7  $     --   $   459
  Interest income and other. . . . . . . .         --        --           --        38        38
  Gain (loss) on disposition of equipment.         --        (7)          17        --        10
                                            ---------  ---------  ----------  ---------  --------
     Total revenues. . . . . . . . . . . .         --       445           24        38       507
                                            ---------  ---------  ----------  ---------  --------

COSTS AND EXPENSES
  Operations support . . . . . . . . . . .         --       168           --        15       183
  Depreciation . . . . . . . . . . . . . .         --        63           --        --        63
  Management fees to affiliates. . . . . .         --        34           --        --        34
  General and administrative expenses. . .         --        30           --       148       178
  Provision for bad debts. . . . . . . . .         --       (30)          --        --       (30)
                                            ---------  ---------  ----------  ---------  --------
      Total costs and expenses . . . . . .         --       265           --       163       428
                                            ---------  ---------  ----------  ---------  --------
Equity in net income of USPE . . . . . . .         29        --           --        --        29
                                            ---------  ---------  ----------  ---------  --------
Net income (loss). . . . . . . . . . . . .  $      29  $    180   $       24  $   (125)  $   108
                                            =========  =========  ==========  =========  ========

Total assets as of June 30, 2002 . . . . .  $     968  $  3,286   $       17  $  6,718   $10,989
                                            =========  =========  ==========  =========  ========



                                                                    Marine
For the three months ended                   Aircraft   Railcar    Container
September 30, 2001                           Leasing    Leasing     Leasing     Other 1   Total
-----------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . . .  $      --   $    635  $       (1)  $     --   $  634
  Interest income and other. . . . . . . .         --         --          --         72       72
  Gain (loss) on disposition of equipment.         (4)        --          20         --       16
                                            ----------  ---------  ---------  ----------  ------
     Total revenues. . . . . . . . . . . .         (4)       635          19         72      722
                                            ----------  ---------  ---------  ----------  ------

COSTS AND EXPENSES
  Operations support . . . . . . . . . . .        226        144          --         16      386
  Depreciation . . . . . . . . . . . . . .         (1)        75          45         --      119
  Management fees to affiliates. . . . . .          2         42          --         --       44
  General and administrative expenses. . .          1         26          --         82      109
  Provision for (recovery of) bad debts. .         --          5          (4)        --        1
                                            ----------  ---------  ---------  ----------  ------
      Total costs and expenses . . . . . .        228        292          41         98      659
                                            ----------  --------  -----------  ---------  ------
Equity in net income of USPEs. . . . . . .         99         --          --         --       99
                                            ----------  --------  -----------  ---------  ------
Net income (loss). . . . . . . . . . . . .  $    (133)  $    343  $      (22)  $    (26)  $  162
                                            ==========  ========  ===========  =========  ======



1 Includes certain assets not identifiable to a specific segment such as cash and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as certain general and administrative and operations support expenses.
2     Includes  certain  interest  income  and  costs  not  identifiable  to  a particular segment, such as certain general and administrative and operations support expenses.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.     Operating  Segments  (continued)
       -------------------


                                            .         .        Marine
For the nine months ended               Aircraft   Railcar   Container
September 30, 2002                       Leasing   Leasing    Leasing     Other 1   Total
-----------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . .  $      --  $  1,498  $       19  $     --   $1,517
  Interest income and other. . . . . .         --        --          --        95       95
  Gain on disposition of equipment . .         --       499         160        --      659
                                        ---------  --------  ----------  ---------  ------
     Total revenues. . . . . . . . . .         --     1,997         179        95    2,271
                                        ---------  --------  ----------  ---------  ------

COSTS AND EXPENSES
  Operations support . . . . . . . . .         --       442          --        47      489
  Depreciation . . . . . . . . . . . .         --       191          25        --      216
  Management fees to affiliates. . . .         --       107           1        --      108
  General and administrative expenses.         --        92          --       306      398
  Provision for bad debts. . . . . . .         --         3          --         1        4
                                        ---------  --------  ----------  ---------  ------
      Total costs and expenses . . . .         --       835          26       354    1,215
                                        ---------  --------  ----------  ---------  ------
Equity in net income of USPE . . . . .         93        --          --        --       93
                                        ---------  --------  ----------  ---------  ------
Net income (loss). . . . . . . . . . .  $      93  $  1,162  $      153  $   (259)  $1,149
                                        =========  ========  ==========  =========  ======




                                                                     Marine     Marine
For the nine months ended                   Aircraft    Railcar    Container    Vessel
September 30, 2001                           Leasing    Leasing     Leasing     Leasing    Other 2   Total
----------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . . .  $     185  $  1,971   $       29   $     --   $     --   $2,185
  Interest income and other. . . . . . . .         39        --           --         --        212      251
  Gain (loss) on disposition of equipment.      3,355       (15)         128         --          3    3,471
                                            ---------  ---------  -----------  ---------  ---------  ------
     Total revenues. . . . . . . . . . . .      3,579     1,956          157         --        215    5,907
                                            ---------  ---------  -----------  ---------  ---------  ------

COSTS AND EXPENSES
  Operations support . . . . . . . . . . .        247       410           --         27         93      777
  Depreciation . . . . . . . . . . . . . .        144       246          157         --         --      547
  Management fees to affiliates. . . . . .          2       139            1         --         --      142
  General and administrative expenses. . .        126        70           --         --        410      606
  Provision for (recovery of) bad debts. .         --        16           --         --         (1)      15
                                            ---------  ---------  -----------  ---------  ---------  ------
      Total costs and expenses . . . . . .        519       881          158         27        502    2,087
                                            ---------  ---------  -----------  ---------  ---------  ------
Equity in net income (loss) of USPEs . . .        307        --           --        (34)        --      273
                                            ---------  ---------  -----------  ---------  ---------  ------
Net income (loss). . . . . . . . . . . . .  $   3,367  $  1,075   $       (1)  $    (61)  $   (287)  $4,093
                                            =========  =========  ===========  =========  =========  ======


8.     Net  Income  Per  Weighted-Average  Limited  Partnership  Unit
       --------------------------------------------------------------

Net income per weighted-average limited partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and nine months ended September 30, 2002 and 2001 was 8,628,420.


1 Includes interest income and costs not identifiable to a particular segment, such as certain general and administrative and operations support expenses. Also includes the provision for bad debts related to trailers.
2     Includes  certain  interest  income  and  costs  not  identifiable  to  a particular segment, such as certain general and administrative and operations support expenses. Also includes the gain from the sale of a trailer and the recovery of trailer bad debts.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.     Liquidation
       -----------

On January 1, 1999, the General Partner began the liquidation phase of the Partnership and commenced an orderly liquidation of the Partnership assets. Given the current economic environment, and offers received for similar types of equipment owned by the Partnership, the General Partner has determined it would not be advantageous to sell the remaining Partnership equipment at the current time. The General Partner will continue to monitor the equipment markets to determine an optimal time to sell. In the meantime, equipment will continue to be leased, and re-leased at market rates as existing leases expire. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Upon final liquidation, the Partnership will be dissolved.















                      (This space intentionally left blank)

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    -------------------

(I)      RESULTS  OF  OPERATIONS

Comparison  of  the PLM Equipment Growth Fund IV's (the Partnership's) Operating
--------------------------------------------------------------------------------
Results  for  the  Three  Months  Ended  September  30,  2002  and  2001
------------------------------------------------------------------------

(A)      Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repairs and maintenance and equipment operating expenses) on owned equipment increased during the three months ended September 30, 2002 compared to the same period of 2001. Gains or losses from the sale of equipment, and interest and other income and certain expenses such as management fees to affiliate, depreciation and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                   For the Three Months
                   Ended September 30,
                    2002        2001
                  ===================
Railcars. . . . .  $   284    $ 491
Marine containers        7       (1)
Aircraft. . . . .       --     (226)


Railcars: Railcar lease revenues and direct expenses were $0.5 million and $0.2 million, respectively, for the third quarter of 2002, compared to $0.6 million and $0.1 million, respectively, during the same period of 2001. Railcar lease revenue decreased in the third quarter of 2002 compared to the same quarter of 2001 due to the disposition of railcars during 2002 and 2001.

Marine containers: Marine container lease revenues were $7,000 for the third quarter of 2002, compared to $(1,000) during the same period of 2001. Lease revenues increased $8,000 during the third quarter 2002 compared to the same period of 2001 due to a reduction of lease revenues during the 2001 resulting from actual revenues in a previous quarter being less than had been estimated. A similar event did not occur during 2002.

Aircraft:     Aircraft  lease  revenues  and  direct expenses were $-0- and $0.2 million, respectively, for the third quarter of 2001. The Partnership's wholly-owned aircraft was sold during 2001.

(B)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $0.3 million remained relatively the same for the third quarter of 2002 and 2001. Significant variances are explained as follows:

     (i) A $0.1 million decrease in depreciation expenses from 2001 levels resulted from to the disposition of certain assets during 2002 and 2001;

     (ii) A $30,000 decrease in the provision for bad debts was due to the collection of receivables in 2002 that has been previously reserved for as a bad debt. A similar event did not occur in 2001; and

     (iii) A $0.1 million increase in administrative expenses was due to higher professional service costs.

(C)     Interest  and  Other  Income

Interest and other income decreased $34,000 due to a decrease in the interest rate earned on cash balances.

(D)     Gain  on  Disposition  of  Owned  Equipment

The net gain on the disposition of owned equipment for the third quarter in 2002 totaled $10,000, and resulted from the sale of marine containers and railcars with an aggregate net book value of $10,000, for proceeds of $20,000. The net gain on disposition of equipment for the third quarter of 2001 totaled $16,000, which resulted from the sale of marine containers and railcars with an aggregate net book value of $15,000, for proceeds of $31,000.

(E)     Equity  in Net Income of an Unconsolidated Special-Purpose Entity (USPE)

Equity in net income of an USPE represents the Partnership's share of the net income generated from the operation of a jointly owned asset accounted for under the equity method of accounting. This entity is single purpose and has no debt or other financial encumbrances.

As of September 30, 2002 and 2001, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. The Partnership's share of aircraft revenues and expenses were $42,000 and $12,000, respectively, for the third quarter of 2002, compared to $0.1 million and $16,000, respectively, during the same period of 2001. Revenues decreased due to the leases for the aircraft in the trust being renegotiated at a lower rate.

(F)     Net  Income

As a result of the foregoing, the Partnership's net income was $0.1 million for the third quarter of 2002, compared to net income of $0.2 million during the same period of 2001. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the quarter ended September 30, 2002 is not necessarily indicative of future periods.

Comparison  of  the  Partnership's  Operating  Results for the Nine Months Ended
--------------------------------------------------------------------------------
September  30,  2002  and  2001
-------------------------------

(A)     Owned  Equipment  Operations

Lease revenues less direct expenses on owned equipment decreased during the nine months ended September 30, 2002 compared to the same period of 2001. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                   For the Nine Months
                   Ended September 30,
                    2002         2001
                  ====================
Railcars. . . . .  $  1,056    $1,561
Marine containers        19        29
Marine vessel . .        --       (27)
Aircraft. . . . .        --       (62)


Railcars: Railcar lease revenues and direct expenses were $1.5 million and $0.4 million, respectively, for the nine months ended September 30, 2002, compared to $2.0 million and $0.4 million, respectively, during the same period of 2001. Lease revenues decreased $0.5 million during the nine months ended September 30, 2002 compared to the same period of 2001 due to the disposition of railcars during 2002 and 2001.

Marine containers: Marine container lease revenues were $19,000 for the nine months ended September 30, 2002, compared to $29,000 during the same period of 2001. Lease revenues decreased $10,000 due to the disposition of marine containers during 2002 and 2001.

Marine vessel: Marine vessel reported direct expenses of $(27,000) during the nine months ended September 30, 2001 and related to actual expenses from a previous period being higher than had been estimated. The Partnership's last marine vessel was sold in 1999.

Aircraft:     Aircraft  lease revenues and direct expenses were $0.2 million and
$0.2 million, respectively, for the nine months ended September 30, 2001. The Partnership's wholly-owned aircraft was sold during 2001.

(B)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $0.8 million for the nine months ended September 30, 2002 decreased from $1.4 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $0.3 million decrease in depreciation expense from 2001 levels resulted from the disposition of certain assets during 2002 and 2001;

     (ii) A $0.2 million decrease in administrative expenses from 2001 levels resulted from a decrease of $0.1 million due to lower professional costs and a decrease of $0.1 million resulting from lower allocations by PLM Financial Services, Inc. (the General Partner) for office services and data processing services; and

     (iii) A decrease of $34,000 in management fees to affiliate was due to lower lease revenues.

(C)     Interest  and  Other  Income

Interest and other income decreased $0.2 million due to a decrease in the interest rate earned on cash balances.

(D)     Gain  on  Disposition  of  Owned  Equipment

The net gain on the disposition of owned equipment for the nine months ended September 30, 2002 totaled $0.7 million, and resulted from the sale of marine containers and railcars with an aggregate net book value of $0.5 million, for proceeds of $1.2 million. The net gain on disposition of equipment for the nine months ended September 30, 2001 totaled $3.5 million, which resulted from the sale of aircraft, marine containers, and railcars with an aggregate net book value of $1.9 million, for proceeds of $5.4 million.

(E)     Equity  in  Net Income (Loss) of Unconsolidated Special-Purpose Entities

Equity in net income (loss) of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                     For the Nine Months
                                     Ended September 30,
                                      2002        2001
                                     ==================
Aircraft. . . . . . . . . . . . . .  $   93    $ 307
Marine vessel . . . . . . . . . . .      --      (34)
                                    --------  -------
      Equity in net income of USPEs  $   93    $ 273
                                    ========  =======


Aircraft: As of September 30, 2002 and 2001, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. The Partnership's share of aircraft revenues and expenses were $0.1 million and $41,000, respectively, for the nine months ended September 30, 2002, compared to $0.4 million and $47,000, respectively, during the same period in 2001.
Revenues decreased due to the leases for the aircraft in the trust being renegotiated at a lower rate.

Marine vessel: As of September 30, 2002 and 2001, the Partnership had no remaining interest in entities that owned marine vessels. During the nine months ended September 30, 2001, the Partnership's share of the entity that owned a marine vessel reported $34,000 in operating expenses due to actual operating expenses in 2000 being higher than previously reported.

(F)     Net  Income

As a result of the foregoing, the Partnership's net income was $1.1 million for the nine months ended September 30, 2002, compared to net income of $4.1 million during the same period of 2001. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance during the nine months ended September 30, 2002 is not necessarily indicative of future periods. During the nine months ended September 30, 2002, the Partnership distributed $3.8 million to the limited partners, or $0.44 per weighted-average limited partnership unit.

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

(III)  FINANCIAL  CONDITION  --  CAPITAL  RESOURCES  AND  LIQUIDITY

For the nine months ended September 30, 2002, the Partnership generated $0.6 million in operating cash (net cash provided by operating activities plus non-liquidating cash distributions from an USPE) to meet its operating obligations, maintain working capital reserves and make distributions (total for the nine months ended September 30, 2002 of $4.0 million) to the partners, and used undistributed available cash from prior periods and proceeds from equipment dispositions of approximately $3.4 million.

     During the nine months ended September 30, 2002, the Partnership disposed of owned equipment for aggregate proceeds of $1.2 million.

Accounts  receivable  increased  $0.1  million  during  the  nine  months  ended
September  30,  2002  due  to  the  timing  of  cash  receipts.

Investment in an USPE decreased $0.2 million due to cash distributions of $0.3 million to the Partnership from the USPE offset, in part, by $0.1 million of income that was recorded by the Partnership from the USPE during the nine months ended September 30, 2002.

Accounts payable decreased $0.2 million during the nine months ended September 30, 2002 due to the payment of an aircraft repair that had been accrued as of December 31, 2001.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause the Partnership to require any additional capital.

The Partnership is in liquidation phase. As a result, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Significant asset sales may result in distributions to the partners.

(IV)  OUTLOOK  FOR  THE  FUTURE

The Partnership is in its liquidation phase. Given the current economic environment, and offers received for similar types of equipment owned by the Partnership, the General Partner has determined it would not be advantageous to sell the remaining Partnership equipment at the current time. The General Partner will continue to monitor the equipment markets to determine an optimal time to sell. In the meantime, equipment will continue to be leased, and re-leased at market rates as existing leases expire. Although the General Partner estimates that there will be distributions to the partners after final disposal of assets and settlement of liabilities, the amounts cannot be accurately determined prior to actual disposal of the equipment.

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

Liquidation of the Partnership's equipment and its investment in an USPE will cause a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution during the remainder of 2002 and beyond include:

(1) The cost of new marine containers has been at historic lows for the past several years, which has caused downward pressure on per diem lease rates for this type of equipment. The Partnership's fleet of marine containers is in excess of twelve years of age and is generally no longer suitable for use in international commerce either due to its specific physical condition, or lessees' preferences for newer equipment;

(2) Railcarfreightloadings in theUnited States and Canada decreased 1% and 3%,respectively,through the first nine months of 2002. There has been, however, a recent increase for some of the commodities that drive demand for those types of railcars owned by the Partnership. It will be some time, however, before this translates into new leasing demand by shippers since most shippers have idle railcars in their fleets;

(3) The airline industry began to see lower passenger travel during 2001. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft and to significantly weaken the financial position of most major domestic airlines. As a result of this, the Partnership has had to renegotiate the lease on its partially owned aircraft on a direct finance lease during 2001 that will result in a decrease in revenues during 2002. The General Partner believes that there is a significant oversupply of commercial aircraft available and that this oversupply will continue for some time. In addition, these events have had a negative impact on the fair market value of the Partnership's partially owned aircraft. The General Partner does not expect these aircraft to return to their September 11, 2001 values; and

(4) The General Partner has seen an increase in its insurance premiums on its equipment portfolio and is finding it more difficult to find an insurance carrier with which to place the coverage. Premiums for aircraft have increased over 50% and for other types of equipment the increases have been over 25%. The increase in insurance premiums caused by the increased rate will be partially mitigated by the reduction in the value of the Partnership's equipment portfolio caused by the events of September 11, 2001 and other economic factors. The General Partner has also experienced an increase in the deductible required to obtain coverage. This may have a negative impact on the Partnership in the event of an insurance claim.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
             ----------------------------------------------------------------

The Partnership's primary market risk exposure is that of currency devaluation risk. During the nine months ended September 30, 2002, 72% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the US dollar denominated lease payments.

ITEM  4.     CONTROLS  AND  PROCEDURES
             -------------------------

Within the 90-day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of the General Partner's management, including its President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon those evaluations, the President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes have been made in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.















                      (This space intentionally left blank)

                          PART II -- OTHER INFORMATION

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

     (a)     Exhibits

     None.

     (b)     Reports  on  Form  8-K

     None.




















                      (This space intentionally left blank)

------
CONTROL  CERTIFICATION
----------------------



I,  James  A  Coyne,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of PLM Equipment Growth Fund IV.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November  13,  2002     By:     /s/  James  A.  Coyne
                                       ---------------------
     James  A.  Coyne
     President

------
CONTROL  CERTIFICATION
----------------------



I,  Richard  K  Brock,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of PLM Equipment Growth Fund IV.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November  13,  2002     By:     /s/  Richard  K  Brock
                                       ----------------------
     Richard  K  Brock
     Chief  Financial  Officer
     (Principal  Financial  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     PLM  EQUIPMENT  GROWTH  FUND  IV
     By:     PLM  Financial  Services,  Inc.
     General  Partner




Date:  November  13,  2002     By:     /s/  Richard  K  Brock
                                       ----------------------
     Richard  K  Brock
     Chief  Financial  Officer





CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund IV (the Partnership), that the Quarterly Report of the Partnership on Form 10-Q for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.



     PLM  EQUIPMENT  GROWTH  FUND  IV

     By:     PLM  Financial  Services,  Inc.
             General  Partner




Date:  November  13,  2002     By:     /s/  James  A.  Coyne
                                       ---------------------
     James  A.  Coyne
     President




Date:  November  13,  2002     By:     /s/  Richard  K  Brock
                                       ----------------------
     Richard  K  Brock
     Chief  Financial  Officer