Form 10-K
period 2002-12-31
PLM EQUIPMENT GROWTH FUND IV
filed 2003-03-28
CIK 847517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________
                                    FORM 10-K


     [X]       ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
               SECURITIES EXCHANGE  ACT  OF  1934
               FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2002.

     [  ]      TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE
               SECURITIES EXCHANGE  ACT  OF  1934
               FOR  THE  TRANSITION  PERIOD  FROM              TO

                         COMMISSION FILE NUMBER 0-18789
                             _______________________


                          PLM EQUIPMENT GROWTH FUND IV
             (Exact name of registrant as specified in its charter)


                     CALIFORNIA                          94-3090127
            (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)           Identification No.)

             235 3RD STREET SOUTH, SUITE 200
                  ST. PETERSBURG, FL                       33701
       (Address of principal executive offices)          (Zip code)


        Registrant's telephone number, including area code (727) 803-1800
                             _______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes    X  No  ______
                                             ----

Aggregate  market  value  of  voting  stock:  N/A
                                              ---

An  index  of  exhibits  filed  with  this  Form  10-K  is  located  on page 21.

Total  number  of  pages  in  this  report:  57.

                                     PART I
ITEM  1.     BUSINESS
             --------
(A)     Background

In March 1989, PLM Financial Services, Inc. (FSI or the General Partner), a wholly owned subsidiary of PLM International, Inc. (PLM International or PLMI), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 8,750,000 limited partnership units (including 1,250,000 option units) (the units) in PLM Equipment Growth Fund IV, a California limited partnership (the Partnership or EGF IV). The Partnership's offering became effective on May 23, 1989. FSI, as General Partner, owns a 5% interest in the Partnership. The Partnership engages in the business of investing in a diversified equipment portfolio consisting primarily of used, long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

The  Partnership's  primary  objectives  are:

(1) to maintain a diversified portfolio of low-obsolescence equipment with long lives and high residual values which were purchased with the net proceeds of the initial partnership offering, supplemented by debt financing, and surplus operating  cash  during  the  reinvestment  phase  of  the  Partnership;

     (2) to generate sufficient net operating cash flow from lease operations to meet liquidity requirements and to generate cash distributions to the limited partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

     (3) to selectively sell equipment when the General Partner believes that, due to market conditions, market prices for equipment exceed inherent equipment values or that expected future benefits from continued ownership of a particular asset will have an adverse affect on the Partnership. As the Partnership is in the liquidation phase, proceeds from these sales, together with excess net operating cash flows from operations, are used to pay distributions to the partners; and

     (4) to preserve and protect the value of the portfolio through quality management, maintaining diversity, and constantly monitoring equipment markets.

The offering of the units of the Partnership closed on March 28, 1990. As of December 31, 2002, there were 8,628,420 limited partnership units outstanding. The General Partner contributed $100 for its 5% general partner interest in the Partnership.

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

Table 1, below, lists the equipment and the original cost of equipment in the Partnership's portfolio and the Partnership's proportional share of equipment owned by an unconsolidated special-purpose entity (USPE) as of December 31, 2002 (in thousands of dollars):

                                     TABLE 1
                                     -------

Units. .  Type                                     Manufacturer            Cost
--------------------------------------------------------------------------------
Owned equipment held for operating leases:

267. . .  Pressurized tank railcars                Various              $  8,118
20 . . .  Woodchip gondola railcars                General Electric          478
24 . . .  Nonpressurized tank railcars             Various                   501
4. . . .  Refrigerated marine containers           Various                    91
81 . .    Various marine containers                Various                   291
                                                                        ---------
    Total owned equipment held for operating leases                     $  9,479 1
                                                                        =========

Equipment owned by an unconsolidated special-purpose entity:

0.35 ..  Equipment on direct finance lease:
           Two DC-9 stage III commercial aircraft  McDonnell-Douglas    $  4,025 1,2
                                                                        =========


Equipment is generally leased under operating leases for a term of one to six years. The Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for all other equipment are based on fixed rates.

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








1 Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings invested in equipment. Includes costs capitalized, subsequent to the date of acquisition and equipment acquisition fees paid to PLM Transportation Equipment Corporation (TEC), a wholly owned subsidiary of FSI. All equipment was used equipment at the time of purchase.
2     Jointly  owned:  EGF  IV  and  two  affiliated  partnerships.

(C)     Competition

(1)     Operating  Leases  versus  Full  Payout  Leases

Generally, the equipment owned by or invested in by the Partnership is leased out on an operating lease basis wherein the rents received during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment. The short- to mid-term nature of operating leases generally commands a higher rental rate than the longer-term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

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

(D)     Demand

The Partnership currently operates in the following operating segments: railcar leasing, marine container leasing, and aircraft leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers except for the Partnership's investment in two aircraft on a direct finance lease. The Partnership's equipment and investments are primarily used to transport materials and commodities, except for aircraft leased to passenger air carriers.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)     Railcars

(a)  Pressurized  Tank  Railcars

Pressurized tank railcars are used to transport liquefied petroleum gas (LPG) and anhydrous ammonia (fertilizer). The North American markets for LPG include industrial applications, residential use, electrical generation, commercial applications, and transportation. LPG consumption is expected to grow over the next few years as most new electricity generation capacity is expected to be gas fired. Within any given year, consumption is particularly influenced by the severity of winter temperatures.

Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the United States (US) dollar. Population growth and dietary trends also play an indirect role.

On an industry-wide basis, North American carloadings of the commodity group that includes petroleum and chemicals decreased over 2% in 2002 after a 5% decline in 2001. Even with this further decrease in industry-wide demand, the utilization of pressurized tank railcars across the Partnership was in the 85% range during the year. The desirability of the railcars in the Partnership was affected by the advancing age of this fleet and related corrosion issues on foam insulated railcars.

(b)  Woodchip  Gondolas  Railcars

These railcars are used to transport woodchips from sawmills to pulp mills, where the woodchips are converted into pulp. Thus, demand for woodchip railcars is directly related to demand for paper, paper products, particleboard, and plywood.

(c)  General  Purpose  (Nonpressurized)  Tank  Railcars

General purpose tank railcars are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating oils, molten sulfur, vegetable oils, and corn syrup. The overall health of the market for these types of commodities is closely tied to both the US and global economies, as reflected in movements in the Gross Domestic Product, personal consumption expenditures, retail sales, and currency exchange rates. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Within North America, 2002 carloadings of the commodity group that includes chemicals and petroleum products reversed previous declines and rose 4% after a fall of 5% during 2001. Utilization of the Partnership's nonpressurized tank railcars has been increasing reflecting this market condition and presently stands at about 75%.

(2)  Marine  Containers

Marine containers are used to transport a variety of types of cargo. They typically travel on marine vessels but may also travel on railroads loaded on certain types of railcars and highways loaded on a trailer.

The Partnership's fleet of dry, refrigerated and other specialized containers is in excess of 13 years of age, and is generally no longer suitable for use in international commerce, either due to its specific physical condition, or the lessees' preferences for newer equipment. As individual containers are returned from their specific lessees, they are being marketed for sale on an "as is, where is" basis. The market for such sales is highly dependent upon the specific location and type of container. The Partnership has continued to experience reduced residual values on the sale of refrigerated containers primarily due to technological obsolescence associated with this equipment's refrigeration machinery.

(3)     Commercial  Aircraft

The Partnership owns 35% of two DC-9 commercial aircraft that are on a direct finance lease. This lease has been renegotiated and the resulting incoming cash flow has been severely reduced.

Since the terrorist events of September 11, 2001, the commercial aviation industry has experienced significant losses that escalated with a weakened economy. This in turn has led to the bankruptcy filing of two of the largest airlines in the United States, and to an excess supply of commercial aircraft. The current state of the aircraft industry, with significant excess capacity for both new and used aircraft continues to be extremely weak, and is expected by the General Partner to remain weak.

(E)     Government  Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Partnership. Such regulations include but are not limited to:

1) the US Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. In addition, under US Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The cost to install a hushkit to meet quieter Stage III requirements is approximately $1.5 million, depending on the type of aircraft. The Partnership has an interest in two Stage II aircraft that do not meet Stage III requirements. These Stage II aircraft are scheduled to be sold or re-leased in countries that do not require this regulation;

(2) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo; and

(3) the US Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials that apply particularly to Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 220 jacketed tank railcars and 24 non-jacketed tank railcars that will need re-qualification. As of December 31, 2002, 27 jacketed tank railcars and 10 non-jacketed tank railcars of the fleet will need to be re-qualified in 2003 or 2004.

As of December 31, 2002, the Partnership was in compliance with the above government regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM  2.     PROPERTIES
             ----------

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interest in an entity that owns equipment for leasing purposes. As of December 31, 2002, the Partnership owned a portfolio of transportation and related equipment and an investment in equipment owned by an USPE as described in Item 1, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $174.8 million through the first half of 1990, proceeds from the debt financing of $33.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at 235 3rd Street South, Suite 200, St. Petersburg, FL 33701.

ITEM  3.     LEGAL  PROCEEDINGS
             ------------------

The Partnership, together with affiliates, initiated litigation in 2000 and 2001 in various official forums in the United States and India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline lessees filed counterclaims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will defend against such counterclaims. During 2001, the General Partner decided to minimize its collection efforts from the Indian lessee in order to save the Partnership from additional expenses of trying to collect from a lessee that has no apparent ability to pay.

During 2001, an arbitration hearing was held between one Indian lessee and the Partnership and the arbitration panel issued an award to the Partnership. The Partnership initiated proceedings in India to collect on the arbitration award and has recently been approached again by the lessee to discuss a negotiated settlement of the Partnership's collection action. The General Partner did not accrue the arbitration award in the December 31, 2002 financial statements because the likelihood of collection of the award is remote. The General Partner will continue to try to collect the full amount of the settlement.

During 2001, the General Partner decided to minimize its collection efforts from the other Indian lessee in order to save the Partnership from incurring additional expenses associated with trying to collect from a lessee that has no apparent ability to pay.

The Partnership is involved as plaintiff or defendant in various legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             -----------------------------------------------------------

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2002.

                                     PART II

ITEM  5.     MARKET  FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS
             -------------------------------------------------------------------

Pursuant to the terms of the partnership agreement, the General Partner is entitled to 5% of the profits, losses and distributions of the Partnership. The General Partner is the sole holder of such interests. Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The remaining interests in the profits, losses, and cash distributions of the Partnership are allocated to the limited partners. As of December 31, 2002, there were 8,628 limited partners holding units in the Partnership.

There are several secondary markets in which limited partnership units trade. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore are viewed as inefficient vehicles for the sale of limited partnership units. Presently, there is no public market for the limited partnership units and none is likely to develop.

To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the limited partnership units will not be transferable without the consent of the General Partner, which may be withheld at its absolute discretion. The General Partner intends to monitor transfers of limited partnership units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not an United States citizen or if the transfer would cause any portion of the units of a "Qualified Plan" as defined by the Employee Retirement Income Security Act of 1974 and Independent Retirement Accounts to exceed the limit allowable.

ITEM  6.     SELECTED  FINANCIAL  DATA
             -------------------------

Table  2,  below,  lists  selected  financial  data  for  the  Partnership:

                                     TABLE 2
                                     -------

                        For the Years Ended December 31,
         (In thousands of dollars, except weighted-average unit amounts)


                                            2002       2001     2000      1999      1998

Operating results:
  Total revenues . . . . . . . . . . . .  $  2,809  $  6,816  $  4,847  $ 14,651  $ 10,768
  Gain on disposition of equipment . . .       778     3,560       316     6,646        77
  Loss on disposition of equipment . . .        --       (13)      (13)     (289)     (541)
  Impairment loss on equipment . . . . .       434        --       106        --        --
  Equity in net income (loss) of uncon-
    solidated special-purpose entities .       120    (1,049)      673     2,224       348
  Net income (loss). . . . . . . . . . .       899     3,247       897     6,408    (1,127)

At year-end:
  Total assets . . . . . . . . . . . . .  $ 10,772  $ 14,072  $ 12,863  $ 20,185  $ 31,250
  Notes payable. . . . . . . . . . . . .        --        --        --        --    12,750
  Total liabilities. . . . . . . . . . .       258       461       729       843    14,683

Cash distribution. . . . . . . . . . . .  $  3,996  $  1,770  $  3,564  $  3,633  $  3,533
Special cash distribution. . . . . . . .        --        --     4,541        --        --
                                          --------  --------  --------  --------  ---------
Total cash distribution. . . . . . . . .  $  3,996  $  1,770  $  8,105  $  3,633  $  3,533
                                          ========  ========  ========  ========  =========

Total cash distribution representing a
    return of capital to the limited
    partners . . . . . . . . . . . . . .  $  3,097  $     --  $  7,208  $     --  $  3,351

Per weighted-average limited
    partnership unit:

Net income (loss). . . . . . . . . . . .  $ 0.08 1  $ 0.37 1  $ 0.06 1  $ 0.72 1  $ (0.15)1

Cash distribution. . . . . . . . . . . .  $   0.46  $   0.19  $   0.39  $   0.40  $   0.39
Special cash distribution. . . . . . . .        --        --      0.50        --        --
                                          --------  --------  --------  --------  ---------

Total cash distribution. . . . . . . . .  $   0.46  $   0.19  $   0.89  $   0.40  $   0.39
                                          ========  ========  ========  ========  =========

Total cash distribution representing a
    return of capital to the limited
    partners . . . . . . . . . . . . . .  $   0.36  $     --  $   0.84  $     --  $   0.39



1 After the increase of income necessary to cause the General Partner's capital account to equal zero of $0.2 million ($0.02 per weighted-average limited partnership unit) in 2002, $0.1 million ($0.01 per weighted-average limited partnership unit) in 2001, and after the reduction of income necessary to cause the General Partner's capital account to equal zero of $0.4 million ($0.04 per weighted-average limited partnership unit) in 2000, $0.1 million ($0.02 per weighted-average limited partnership unit) in 1999, and $0.2 million ($0.03 per weighted-average limited partnership unit) in 1998 representing allocations to the General Partner (see Note 1 to the financial statements).

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

(B)     Results  of  Operations  -  Factors  Affecting  Performance

(1)     Re-leasing  Activity  and  Repricing  Exposure  to  Current  Economic
Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for the Partnership's equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 2002 for its marine container and railcar portfolios:

(a) Marine containers: All of the Partnership's marine containers are leased to operators of utilization-type leasing pools and, as such, are highly exposed to repricing activity. The Partnership's marine containers are in excess of thirteen years of age and, as such, in limited demand.

     (b) Railcars: This equipment experienced significant re-leasing activity. Lease rates in this market are showing signs of weakness and this has led to lower utilization and lower lease revenues to the Partnership as existing leases expire and renewal leases are negotiated.

(2)  Equipment  Liquidations

Liquidation of Partnership equipment and of investments in unconsolidated special-purpose entities (USPEs) represents a reduction in the size of the equipment portfolio and may result in reduction of contribution to the Partnership. During the year, the Partnership disposed railcars and marine containers, for proceeds of $1.8 million.

(3)     Equipment  Valuation

In accordance with Financial Accounting Standards Board (FASB) Statements of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), the General Partner reviewed the carrying values of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicated that the carrying value of an asset may not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair value of the equipment were less than the carrying value of the equipment, an impairment loss was recorded.

During 2000, a $0.1 million impairment loss was recorded to reduce the carrying value of owned trailer equipment to their fair value, and was included as impairment loss in the Partnership's 2000 statement of income. The Partnership leased owned trailer equipment to lessees domiciled in the United States geographic region.

During 2001, a USPE owning two Stage III commercial aircraft on a direct finance lease reduced its net investment in the finance lease receivable, due to a series of lease amendments, to the value of the aircraft's projected undiscounted cash flows. The Partnership's proportionate share of this writedown, which is included in equity in net income (loss) of the USPE in the Partnerhship's 2001 statement of income, was $1.4 million. The Partnership leased the two aircraft to lessees domiciled in the Mexico geographic region.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which replaces SFAS No. 121. In accordance with SFAS No. 144, the Partnership evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived asset exceeds its fair value. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest. The Partnership applied the new rules on accounting for the impairment or disposal of long-lived assets beginning January 1, 2002.

During the fourth quarter of 2002, the Partnership reduced the net book value of 50 tankcars in its railcar fleet to their fair value of $2000 per railcar, and recorded a $0.4 million impairment loss. The impairment was caused by a general recall due to a manufacturing defect allowing extensive corrosion of railcars' internal lining. Repair of the railcars were determined to be cost prohibitive. The fair value of railcars with this defect was determined using industry expertise. The railcars were used to conduct trade in both the United States and Canada. There were no reductions to the carrying values of owned equipment in 2001. No revaluations to owned equipment were required in 2001 or to partially owned equipment in 2002 and 2000.

(C)     Financial  Condition  --  Capital  Resources  and  Liquidity

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from the limited partners are permitted under the terms of the Partnership's limited partnership agreement. At December 31, 2002, the Partnership had no outstanding indebtedness. The Partnership relies on operating cash flow to meet its operating obligations and make cash distributions to the limited partners.

For the year ended December 31, 2002, the Partnership generated $0.5 million in operating cash to meet its operating obligations, maintain working capital reserves and make distributions (total for the year ended December 31, 2002 of $4.0 million) to the partners.

During the year ended December 31, 2002, the Partnership disposed of railcars and marine containers, for aggregate proceeds of $1.8 million.

Investment in an USPE decreased $0.3 million during the year ended December 31, 2002. The decrease was due $0.4 million in distributions to the Partnership from the USPE. This decrease was partially offset by net income of $0.1 million from the USPE during 2002.

Accounts payable and accrued expenses decreased $0.2 million due to the decrease in the size of the equipment portfolio.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

(D)     Critical  Accounting  Policies  and  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the General Partner reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets, allowance for doubtful accounts, reserves related to legally mandated equipment repairs and contingencies and litigation. These estimates are based on the General Partner's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Asset lives and depreciation methods: The Partnership's primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner's expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment loss. Likewise, if the net book value of the asset was reduced by an amount greater than the economic value has deteriorated, the Partnership may record a gain on sale upon final disposition of the asset.

Impairment of long-lived assets: Whenever circumstances indicate an impairment may exist, the General Partner reviews the carrying value of its equipment and investment in an USPE to determine if the carrying value of the assets may not be recoverable due to the current economic conditions. This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

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

Reserves for repairs: The Partnership accrues for legally required repairs to equipment such as engine overhauls to aircraft engines over the period prior to the required repairs. The amount that is reserved for is based on the General Partner's expertise in each equipment segment, the past history of such costs for that specific piece of equipment and discussions with independent, third party equipment brokers. If the amount reserved for is not adequate to cover the cost of such repairs or if the repairs must be performed earlier than the General Partner estimated, the Partnership would incur additional repair and maintenance or equipment operating expenses.

Contingencies and litigation: The Partnership is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Partnership may be required to record additional litigation expense.

(E)     Recent  Accounting  Pronouncements

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142), was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and other intangible assets determined to have an indefinite useful life from an amortization method to an impairment-only approach. Amortization of applicable intangible assets ceased upon adoption of this statement. The Partnership implemented SFAS No. 142 on January 1, 2002. SFAS No. 142 had no impact on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections" (SFAS No.
145). The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), which is based on the general principle that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred and initially measured at fair value. SFAS No. 146 applies to costs associated with (1) an exit activity that does not involve an entity newly acquired in a business combination, or (2) a disposal activity within the scope of SFAS No. 146. These costs include certain termination benefits, costs to terminate a contract that is not a capital lease, and other associated costs to consolidate facilities or relocate employees. Because the provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, the effect of adopting this statement cannot be determined.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation requires the guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The provisions of FIN 45 will be applied on a prospective basis to guarantees issued after December 31, 2002.

In  January  2003,  the  FASB  issued  Interpretation  No. 46, "Consolidation of
Variable Interest Entities" (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entitie's financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. The Partnership has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46.

(F)     Results  of  Operations  -  Year-to-Year  Detailed  Comparison

(1) Comparison of Partnership's Operating Results for the Years Ended December 31, 2002 and 2001

(a)      Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2002 compared to 2001. Gains or losses from the sale of equipment, interest and other income and certain expenses such as management fees to affiliate, depreciation, impairment loss on equipment, general and administrative expenses, and provision for (recovery of) bad debts relating to the operating segments (see Note 5 to the financial statements), are not included in the owned equipment operations discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                        For the Years
                      Ended December 31,
                     2002          2001
                    --------------------
Railcars. . . . .  $   1,254  $   2,001
Marine containers         22         33
Marine vessel . .         --        (27)
Aircraft. . . . .         --         23


Railcars: Railcar lease revenues and direct expenses were $1.9 million and $0.6 million, respectively, for the year ended December 31, 2002, compared to $2.6 million and $0.6 million, respectively, during the same period of 2001. Lease revenues decreased $0.8 million during the year ended December 31, 2002 compared to 2001 due to the disposition of railcars during 2002 and 2001.

Marine containers: Marine container lease revenues were $22,000 for the year ended December 31, 2002, compared to $33,000 during 2001. Lease revenues decreased $11,000 due to the disposition of marine containers during 2002 and 2001.

Marine vessel: The Marine vessel reported direct expenses of $27,000 during the year ended December 31, 2001 related to actual expenses from a previous period being lower than had been estimated. The Partnership's last marine vessel was sold in 1999.

Aircraft:     Aircraft  lease revenues and direct expenses were $0.2 million and
$0.2 million, respectively, for the year ended December 31, 2001. The Partnership's wholly-owned aircraft was sold during 2001.

(b)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $1.4 million for the year ended December 31, 2002 decreased from $1.6 million for 2001. Significant variances are explained as follows:

(i) A $0.4 million decrease in depreciation expense from 2001 levels resulted from the disposition of equipment during 2002 and 2001;

     (ii) A $0.2 million decrease in administrative expenses from 2001 levels resulted from a decrease of $0.2 million resulting from lower allocations by PLM Financial Services, Inc. (the General Partner) for office services and data processing services;

(ii) A $0.4 million increase in 2002 in impairment loss resulted from the reduction to fair value of railcars due to a general recall for a manufacturing defect. There was no similar impairment in 2001.

(c)     Interest  and  Other  Income

Interest and other income decreased $0.3 million. A $0.2 million decrease was due to lower cash balances on which interest income was earned. A decrease of $0.1 million was due to the Partnership recognizing $0.1 of unused container reserves as income in 2001. A similar event did not occur in 2002.

(d)     Gain  on  Disposition  of  Owned  Equipment

The gain on the disposition of owned equipment for the year ended December 31, 2002 totaled $0.8 million, and resulted from the sale of railcars and marine containers with an aggregate net book value of $1.1 million, for proceeds of $1.8 million. The gain on disposition of equipment for the year ended December 31, 2001 totaled $3.5 million, which resulted from the sale of aircraft, marine containers, and railcars with an aggregate net book value of $1.9 million, for proceeds of $5.5 million.

(e)     Equity  in  Net Income (Loss) of Unconsolidated Special-Purpose Entities

Equity in net income (loss) of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                                For the Years
                                              Ended December 31,
                                              2002         2001
                                             -------------------
Aircraft . . . . . . . . . . . . . . . . .  $   120  $   (1,014)
Marine vessel. . . . . . . . . . . . . . .       --         (35)
                                            -------  -----------
      Equity in net income (loss) of USPEs  $   120  $   (1,049)
                                            =======  ===========


The following USPE discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, and administrative expenses in the USPEs:

Aircraft: As of December 31, 2002 and 2001, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. The Partnership's share of aircraft revenues and expenses were $0.2 million and $0.1 million, respectively, for the year ended December 31, 2002, compared to $0.5 million and $1.5 million, respectively, during 2001. Revenues decreased $0.3 million due to the leases for the aircraft in the trust being renegotiated at a lower rate. Expenses decreased $1.4 million due to a reduction to the carrying value of the trust's two aircraft to their estimated net realizable value in 2001. A similar event did not occur during 2002.

Marine vessel: As of December 31, 2002 and 2001, the Partnership had no remaining interest in entities that owned marine vessels. During the year ended December 31, 2001, the Partnership's share of the entity that owned a marine vessel reported $35,000 in operating expenses due to actual operating expenses in 2000 being higher than previously reported.

(f)     Net  Income

As a result of the foregoing, the Partnership's net income for the year ended December 31, 2002 was $0.9 million, compared to net income of $3.2 million during 2001. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the year ended December 31, 2002 is not necessarily indicative of future periods.

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2001 and 2000

(a)      Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2001, compared to 2000. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                        For the Years
                     Ended December 31,
                     2001          2000
                    --------------------
Railcars. . . . .  $   2,001   $  2,202
Marine containers         33         72
Aircraft. . . . .         23        648
Trailers. . . . .         --        428
Other . . . . . .        (27)        --


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

     (ii) A decrease of $0.3 million in general and administrative expenses was due to lower costs of $0.2 million resulting from the sale of all the Partnership's trailers during 2000 and lower administrative costs of $0.1 million due to the reduction of the size of the Partnership's equipment portfolio.

     (iii) Impairment loss on equipment decreased $0.1 million during 2001 compared to the same period in 2000. During 2000, the Partnership reduced the carrying value of its trailers to their estimated net realizable value. No impairment of owned equipment was required during 2001.

     (iv) A $0.1 million decrease in management fees to affiliate resulted from the lower levels of lease revenues on owned equipment during 2001, compared to 2000.

     (v) The $0.2 million increase in bad debt expense was due to the collection of a $0.2 million receivable in 2000 that had previously been reserved for as bad debts. A similar recovery did not occur in 2001.

(c)     Gain  on  Disposition  of  Owned  Equipment

The gain on disposition of equipment for the year ended December 31, 2001 totaled $3.5 million, which resulted from the sale of aircraft, marine containers, and railcars with an aggregate net book value of $1.9 million, for proceeds of $5.5 million. Included in the gain on sale are unused marine container repair reserves of $0.1 million. The gain on disposition of equipment in 2000 totaled $0.3 million, which resulted from the sale of railcars, trailers and marine containers with an aggregate net book value of $1.6 million, for proceeds of $1.9 million.

(d)     Equity  in  Net Income (Loss) of Unconsolidated Special-Purpose Entities

Equity in net income (loss) of USPEs represents the Partnership's share of the net income (loss) generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                                For the Years
                                              Ended December 31,
                                              2001         2000
                                             -------------------
Aircraft . . . . . . . . . . . . . . . . .  $  (1,014)  $   538
Marine vessel. . . . . . . . . . . . . . .        (35)      135
                                            ----------  -------
      Equity in net income (loss) of USPEs  $  (1,049)  $   673
                                            ==========  =======


The following USPE discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, and administrative expenses in the USPEs:

Aircraft: As of December 31, 2001 and 2000, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.5 million and $1.5 million, respectively, for the year ended December 31, 2001, compared to $0.5 million and $(3,000), respectively, during 2000. The increase in expenses of $1.4 million during 2001 was due to the reduction of the carrying value of the trust's two aircraft to their estimated net realizable value. A similar event did not occur during 2000.

Marine vessel: As of December 31, 2001 and 2000, the Partnership had no remaining interests in entities that owned marine vessels. Marine vessel revenues and expenses were $-0- and $35,000, respectively, for the year ended
December 31, 2001 compared to $0.1 million and ($17,000), respectively, during 2000. Revenues decreased $0.1 million during the year ended December 31, 2001 due to the sale of the marine vessel entity in which the Partnership owned an interest during 1999 from which the Partnership received $0.1 million for an insurance claim during the year ended 2000. A similar event did not occur during 2001. Expenses increased $52,000 in 2001 due to payment of additional marine vessel operating expenses.

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

(G)     Geographic  Information

Certain of the Partnership's equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in United States dollars. Political risks are minimized generally through the avoidance of operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by US banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 6 to the financial statements for information on the revenues, net income (loss), and net book value of equipment in various geographic regions.

Revenues and net operating income (loss) by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges, which are greatest in the early years of ownership due to the use of the double-declining balance method of depreciation. The relationships of geographic revenues, net income (loss), and net book value of equipment are expected to change significantly in the future, as assets come off lease and decisions are made to either redeploy the assets in the most advantageous geographic location, or sell the assets.

The Partnership's equipment on lease to US domiciled lessees consists of railcars. During 2002, US lease revenues accounted for 29% of the lease revenues while this region reported net income of $0.1 million.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consists of railcars. During 2002, Canadian lease revenues accounted for 70% of the total lease revenues while this region recorded net income of $0.9 million.

The Partnership's ownership share in a USPE consisted of two aircraft on a direct finance lease to a Mexican-domiciled lessee. No lease revenues were reported in this region while this region reported net income of $0.1 million.

The Partnership's owned equipment on lease to lessees in the rest of the world consisted of marine containers. During 2002, lease revenues for these lessees accounted for 1% of the total lease revenues. Net income from this region was $0.2 million.

(H)     Inflation

Inflation had no significant impact on the Partnership's operations during 2002, 2001, or 2000.

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

(J)     Outlook  for  the  Future

The Partnership is in its liquidation phase. Given the current economic environment and offers received for similar types of equipment owned by the Partnership, the General Partner has determined it would not be advantageous to sell the remaining Partnership equipment at the current time. The General Partner will continue to monitor the equipment markets to determine an optimal time to sell. In the meantime, equipment will continue to be leased, and re-leased at market rates as existing leases expire. Although the General Partner estimates that there will be distributions to the partners after final disposal of assets and settlement of liabilities, the amounts cannot be accurately determined prior to actual disposal of the equipment.

Sale decisions may cause the operating performance of the Partnership to decline over the remainder of its life. The liquidation phase will end on December 31, 2009, unless the Partnership is terminated earlier upon sale of all of the equipment or by certain other events.

Several factors may affect the Partnership's operating performance in 2003 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership's equipment and its investment in a USPE will cause a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in the year 2003 include:

(1) The cost of new marine containers has been at historic lows for the past several years, which has caused downward pressure on per diem lease rates for this type of equipment. The Partnership's marine containers are in excess of thirteen years of age and are no longer suitable for use in international commerce either due to their specific physical condition or lessees, preferences for newer equipment. Demand for these marine containers will continue to be weak due to their age;

(2) Railcar freight loadings in the United States and Canada decreased 1% and 3% respectively, through 2002. There has been, however, a recent increase for some of the commodities that drive demand for those types of railcars owned by the Partnership. It will be some time, however, before this translates into new leasing demand by shippers since most shippers have idle railcars in their fleets;

(3) The airline industry began to see lower passenger travel during 2001. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft and to significantly weaken the financial position of most major domestic airlines. As a result of this, the Partnership has had to renegotiate the lease on its partially owned aircraft on a direct finance lease during 2001. The General Partner believes that there is a significant oversupply of commercial aircraft available and that this oversupply will continue for some time.

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

Several other factors may affect the Partnership's operating performance in the year 2003 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates. The other factors affecting the Partnership's contribution in 2003 and beyond include:

(1)     Repricing  Risk

Certain portions of the Partnership's railcars and marine container portfolios will be remarketed in 2003 as existing leases expire, exposing the Partnership to considerable repricing risk/opportunity. Additionally, the Partnership entered its liquidation phase on January 1, 1999 and has commenced an orderly liquidation of the Partnership's assets. The General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time and cannot accurately assess the effect of such activity on future Partnership performance.

(2)     Impact  of  Government  Regulations  on  Future  Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Ongoing changes in the regulatory environment, both in the US and internationally, cannot be predicted with any accuracy and preclude the General Partner from determining the impact of such changes on Partnership operations or the sale of equipment.

The US Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials and apply particularly to the Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 220 jacketed tank railcars and 24 non-jacketed tank railcars that will need re-qualification. As of December 31, 2002, 27 jacketed tank railcars and 10 non-jacketed tank railcars of the fleet will need to be re-qualified during 2003 or 2004.

Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations or the sale of equipment.

(3)     Distributions

During the active liquidation phase, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations and, to the extent available, make distributions to the partners. In the long term, changing market conditions and used-equipment values preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity. Consequently, the General Partner cannot establish future distribution levels with any certainly at this time.

(4)     Liquidation

Liquidation of the Partnership's equipment represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership.

Since the Partnership has entered the active liquidation phase, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Significant asset sales may result in distributions to unitholders.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
              ----------------------------------------------------------------

The  Partnership's  primary  market  risk  exposure  is  that  of currency risk.

During 2002, 71% of the Partnership's total lease revenues from wholly- and jointly owned equipment came from non-United States-domiciled lessees. Most of the Partnership's leases require payment in US currency. If these lessees' currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar-denominated lease payment.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
             -----------------------------------------------

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 15(a) of this Annual Report on Form 10-K.

ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
             -------------------------------------------------------------------
FINANCIAL  DISCLOSURE
    -----------------

(A)     Disagreements  with  Accountants on Accounting and Financial Disclosures

None

(B)     Changes  in  Accountants

In September 2001, the General Partner announced that the Partnership had engaged Deloitte & Touche LLP as the Partnership's auditors and had dismissed KPMG LLP. KPMG LLP issued an unqualified opinion on the 2000 financial statements. During 2000 and the subsequent interim period preceding such dismissal, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.
              ------------------------------------------------------------------

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:


Name              Age  Position
-------------------------------------------------------------------------------


Gary D. Engle  . 53   Director, PLM Financial Services, Inc., PLM Investment
                      Management Inc., and PLM Transportation Equipment Corp.

James A. Coyne   42   Director, Secretary and President, PLM Financial
                      Services, Inc. and PLM Investment Management, Inc.,
                      Director and Secretary, PLM Transportation Equipment Corp.

Richard K Brock  40   Director and Chief Financial Officer, PLM Financial
                      Services Inc., PLM Investment Management, Inc. and PLM
                      Transportation Equipment Corp.


Gary D. Engle was appointed a Director of PLM Financial Services, Inc. in January 2002. He was appointed a director of PLM International, Inc. in February 2001. He is a director and President of MILPI Holdings, LLC ("MILPI"). Since November 1997, Mr. Engle has been Chairman and Chief Executive Officer of Semele Group Inc. ("Semele"), a publicly traded company. Mr. Engle is President and Chief Executive Officer of Equis Financial Group ("EFG"), which he joined in 1990 as Executive Vice President. Mr. Engle purchased a controlling interest in EFG in December 1994. He is also President of AFG Realty, Inc.

James A. Coyne was appointed President of PLM Financial Services, Inc. in August 2002. He was appointed a Director and Secretary of PLM Financial Services, Inc. in April 2001. He was appointed a director of PLM International, Inc. in February 2001. He is a director, Vice President and Secretary of MILPI. Mr. Coyne has been a director, President and Chief Operating Officer of Semele since 1997. Mr. Coyne is Executive Vice President of Equis Corporation, the general partner of EFG. Mr. Coyne joined EFG in 1989, remained until 1993, and rejoined in November 1994.

Richard K Brock was appointed a Director and Chief Financial Officer of PLM Financial Services, Inc. in August 2002. From June 2001 through August 2002, Mr. Brock was a consultant to various leasing companies including PLM Financial Services, Inc. From October 2000 through June 2001, Mr. Brock was a Director of PLM Financial Services, Inc. Mr. Brock was appointed Vice President and Chief Financial Officer of PLM International, Inc. and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International, Inc. and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager at PLM Financial Services, Inc. beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM  11.     EXECUTIVE  COMPENSATION
              -----------------------

The Partnership has no directors, officers, or employees. The Partnership has no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2002.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
              ------------------------------------------------------------------

(A)     Security  Ownership  of  Certain  Beneficial  Owners

The General Partner is generally entitled to a 5% interest in the profits and losses (subject to certain allocations of income) and distributions of the Partnership. As of December 31, 2002, no investor was known by the General Partner to beneficially own more than 5% of the limited partnership units of the Partnership.

     (B)     Security  Ownership  of  Management

Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates own any limited partnership units of the Partnership as of December 31, 2002.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
              --------------------------------------------------

          Transactions  with  Management  and  Others

During 2002, management fees to IMI were $0.1 million. During 2002, the Partnership reimbursed FSI or its affiliates $0.1 million for administrative services and data processing expenses performed on behalf of the Partnership.

During 2002, the USPE, partially owned by the Partnership, paid FSI or its affiliates $2,000 for administrative and data processing services. Management fees of $8,000 were paid by the USPE in 2002.

The balance due to affiliates as of December 31, 2002 and 2001 was $0.2 million. The balance included $14,000 and $21,000 due to FSI and its affiliates for management fees for 2002 and 2001, respectively, and $0.1 million due to UPSEs for 2002 and 2001.

ITEM  14.     CONTROLS  AND  PROCEDURES
              -------------------------

Based on their evaluation as of a date within 90 days of the filing of this Form 10-K, the Partnership's principal Executive Officer and Chief Financial Officer have concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                     PART IV

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K
              ------------------------------------------------------------------

     (A)     1.          Financial  Statements

The  financial  statements  listed  in  the  accompanying  Index  to  Financial
Statements  are  filed  as  part  of  this  Annual  Report  on  Form  10-K.

          2.     Financial  Statements  required  under Regulation S-X Rule 3-09

The following financial statements are filed as exhibits of this Annual Report on Form 10-K:

a.     Aero  California  Trust  (A  Trust)


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

Financial  Statements  required  under  Regulation  S-X  Rule  3-09:

99.1     Aero  California  Trust.

CONTROL  CERTIFICATION
----------------------



I,  James  A.  Coyne,  certify  that:

1. I have reviewed this annual report on Form 10-K of PLM Equipment Growth Fund IV.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March  26,  2003     By:     /s/  James  A.  Coyne
                                    ---------------------
                                    James  A.  Coyne
                                    President
                                   (Principal  Executive  Officer)

CONTROL  CERTIFICATION
---------------------



I,  Richard  K  Brock,  certify  that:

1. I have reviewed this annual report on Form 10-K of PLM Equipment Growth Fund IV.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March  26,  2003     By:     /s/  Richard  K  Brock
                                    ----------------------
                                    Richard  K  Brock
                                    Chief  Financial  Officer
                                   (Principal  Financial  Officer)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by duly authorized officers.


Dated:  March  26,  2003     PLM  EQUIPMENT  GROWTH  FUND  IV
     PARTNERSHIP

     By:     PLM  Financial  Services,  Inc.
          General  Partner


     By:     /s/  James  A.  Coyne
             ---------------------
             James  A.  Coyne
             President

     By:     /s/  Richard  K  Brock
             ----------------------
             Richard  K  Brock
             Chief  Financial  Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund IV (the Partnership), that the Annual Report of the Partnership on Form 10-K for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                         Capacity     Date
----                         --------     ----




/s/  Gary  D.  Engle_________
-----------------------------
Gary  D.  Engle          Director,  FSI     March  26,  2003




/s/  James  A.  Coyne_______
----------------------------
James  A.  Coyne          Director,  FSI     March  26,  2003




/s/  Richard  K  Brock______
----------------------
Richard  K  Brock          Director,  FSI     March  26,  2003

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          INDEX TO FINANCIAL STATEMENTS


                                  (Item 15(a))


                                                                     Page
                                                                     ----

Independent  auditors'  reports                                      ----

Balance  sheets  as  of  December  31,  2002  and  2001                --

Statements  of  income  for  the  years  ended
     December  31,  2002,  2001,  and  2000                            --

Statements  of  changes  in  partners'  capital  for  the  years
     ended  December  31,  2002,  2001,  and  2000                     --

Statements  of  cash  flows  for  the  years  ended
     December  31,  2002,  2001,  and  2000                            --

Notes  to  financial  statements                                    -----

Independent  auditors'  reports  on  financial  statement  schedule  ----

Schedule  II  valuation  and  qualifying  accounts                     --

INDEPENDENT  AUDITORS'  REPORT


The  Partners
PLM  Equipment  Growth  Fund  IV:

We have audited the accompanying balance sheets of PLM Equipment Growth Fund IV (the "Partnership"), as of December 31, 2002 and 2001, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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




/s/  Deloitte  &  Touche  LLP
Certified  Public  Accountants

Tampa,  Florida
March  7,  2003

INDEPENDENT  AUDITORS'  REPORT



The  Partners
PLM  Equipment  Growth  Fund  IV:

We have audited the accompanying statements of income, changes in partners' capital and cash flows of PLM Equipment Growth Fund IV ("the Partnership") for the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of PLM Equipment Growth Fund IV for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




/s/  KPMG  LLP

SAN  FRANCISCO,  CALIFORNIA
March  2,  2001

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                                  DECEMBER 31,
                 (in thousands of dollars, except unit amounts)




                                                          2002      2001
                                                        -------------------
ASSETS
Equipment held for operating leases, at cost . . . . .  $ 9,479   $ 15,811
Less accumulated depreciation. . . . . . . . . . . . .   (7,351)   (11,918)
                                                        --------  ---------
    Net equipment. . . . . . . . . . . . . . . . . . .    2,128      3,893


Cash and cash equivalents. . . . . . . . . . . . . . .    7,599      8,879
Accounts receivable, less allowance for doubtful
    accounts of $20 in 2002 and $45 in 2001. . . . . .       94         82
Investment in unconsolidated special-purpose entity. .      896      1,197
Prepaid expenses and other assets. . . . . . . . . . .       55         21
                                                        --------  ---------
      Total assets . . . . . . . . . . . . . . . . . .  $10,772   $ 14,072
                                                        ========  =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
Accounts payable and accrued expenses. . . . . . . . .  $    84   $    289
Due to affiliates. . . . . . . . . . . . . . . . . . .      161        168
Lessee deposits and reserve for repairs. . . . . . . .       13          4
                                                        --------  ---------
  Total liabilities. . . . . . . . . . . . . . . . . .      258        461
                                                        --------  ---------

Commitments and contingencies

Partners' capital
Limited partners (8,628,420 limited partnership units
    as of December 31, 2002 and 2001). . . . . . . . .   10,514     13,611
General Partner. . . . . . . . . . . . . . . . . . . .       --         --
                                                        --------  ---------
  Total partners' capital. . . . . . . . . . . . . . .   10,514     13,611
                                                        --------  ---------

      Total liabilities and partners' capital. . . . .  $10,772   $ 14,072
                                                        ========  =========



















                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
         (in thousands of dollars except weighted-average unit amounts)



                                                    2002      2001     2000
                                                   --------------------------
REVENUES
Lease revenue . . . . . . . . . . . . . . . . . .  $1,883   $ 2,837   $4,385
Interest and other income . . . . . . . . . . . .     148       432      159
Gain on disposition of equipment. . . . . . . . .     778     3,560      316
Loss on disposition of equipment. . . . . . . . .      --       (13)     (13)
                                                   -------  --------  -------
  Total revenues. . . . . . . . . . . . . . . . .   2,809     6,816    4,847
                                                   -------  --------  -------

EXPENSES

Depreciation. . . . . . . . . . . . . . . . . . .     280       663    2,320
Repairs and maintenance . . . . . . . . . . . . .     589       753      982
Equipment operating expenses. . . . . . . . . . .      --        28       34
Insurance expenses. . . . . . . . . . . . . . . .      82       135       85
Management fees to affiliate. . . . . . . . . . .     136       187      274
General and administrative expenses to affiliates      93       241      395
Other general and administrative expenses . . . .     441       472      609
(Recovery of) provision for bad debts . . . . . .     (25)       41     (182)
Impairment loss on equipment. . . . . . . . . . .     434        --      106
                                                   -------  --------  -------
      Total expenses. . . . . . . . . . . . . . .   2,030     2,520    4,623
                                                   -------  --------  -------

Equity in net income (loss) of unconsolidated
    special-purpose entities. . . . . . . . . . .     120    (1,049)     673
                                                   -------  --------  -------

      Net income. . . . . . . . . . . . . . . . .  $  899   $ 3,247   $  897
                                                   =======  ========  =======

PARTNERS' SHARE OF NET INCOME

Limited partners. . . . . . . . . . . . . . . . .  $  699   $ 3,157   $  492
General Partner . . . . . . . . . . . . . . . . .     200        90      405
                                                   -------  --------  -------

      Total . . . . . . . . . . . . . . . . . . .  $  899   $ 3,247   $  897
                                                   =======  ========  =======

Limited partners' net income per weighted-average
  limited partnership unit. . . . . . . . . . . .  $ 0.08   $  0.37   $ 0.06
                                                   =======  ========  =======














                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                            (in thousands of dollars)




                                              Limited     General
                                              Partners    Partner    Total
                                             -------------------------------
  Partners' capital as of December 31, 1999  $  19,342   $     --   $19,342

Net income. . . . . . . . . . . . . . . . .        492        405       897

Cash distribution . . . . . . . . . . . . .     (3,386)      (178)   (3,564)

Special cash distribution . . . . . . . . .     (4,314)      (227)   (4,541)
                                             ----------  ---------  --------

  Partners' capital as of December 31, 2000     12,134         --    12,134

Net income. . . . . . . . . . . . . . . . .      3,157         90     3,247

Cash distribution . . . . . . . . . . . . .     (1,680)       (90)   (1,770)
                                             ----------  ---------  --------

  Partners' capital as of December 31, 2001     13,611         --    13,611

Net income. . . . . . . . . . . . . . . . .        699        200       899

Cash distribution . . . . . . . . . . . . .     (3,796)      (200)   (3,996)
                                             ----------  ---------  --------

  Partners' capital as of December 31, 2002  $  10,514   $     --   $10,514
                                             ==========  =========  ========



























                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                            (in thousands of dollars)


                                                              2002      2001      2000
                                                           ----------------------------
OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . . . . .  $   899   $ 3,247   $   897
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation. . . . . . . . . . . . . . . . . . . . . .      280       663     2,320
  Net gain on disposition of equipment. . . . . . . . . .     (778)   (3,547)     (303)
  Impairment loss on equipment. . . . . . . . . . . . . .      434        --       106
  Equity in net (income) loss of unconsolidated special-
    purpose entities. . . . . . . . . . . . . . . . . . .     (120)    1,049      (673)
  Changes in operating assets and liabilities:
    Accounts receivable, net. . . . . . . . . . . . . . .      (12)       90       269
    Prepaid expenses and other assets . . . . . . . . . .      (34)       16        11
    Accounts payable and accrued expenses . . . . . . . .     (205)      103      (106)
    Due to affiliates . . . . . . . . . . . . . . . . . .       (7)       (6)      (37)
    Lessee deposits and reserve for repairs . . . . . . .        9      (305)       29
                                                           --------  --------  --------
      Net cash provided by operating activities . . . . .      466     1,310     2,513
                                                           --------  --------  --------

INVESTING ACTIVITIES
Restricted cash . . . . . . . . . . . . . . . . . . . . .       --       272      (125)
Purchase of capital repairs . . . . . . . . . . . . . . .       (1)       (1)       (7)
Proceeds from disposition of equipment. . . . . . . . . .    1,830     5,429     1,934
Distribution from unconsolidated special-purpose entities      421       897       945
                                                           --------  --------  --------
      Net cash provided by investing activities . . . . .    2,250     6,597     2,747
                                                           --------  --------  --------

FINANCING ACTIVITIES
Cash distribution paid to limited partners. . . . . . . .   (3,796)   (1,680)   (7,700)
Cash distribution paid to General Partner . . . . . . . .     (200)      (90)     (405)
                                                           --------  --------  --------
      Net cash used in financing activities . . . . . . .   (3,996)   (1,770)   (8,105)
                                                           --------  --------  --------

Net (decrease) increase in cash and cash equivalents. . .   (1,280)    6,137    (2,845)

Cash and cash equivalents at beginning of year. . . . . .    8,879     2,742     5,587
                                                           --------  --------  --------

Cash and cash equivalents at end of year. . . . . . . . .  $ 7,599   $ 8,879   $ 2,742
                                                           ========  ========  ========













                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation
       -----------------------

Organization
------------

PLM Equipment Growth Fund IV, a California limited partnership (the Partnership), was formed on March 25, 1989. The Partnership engages primarily in the business of owning, leasing, or otherwise investing in predominately used transportation and related equipment. The Partnership commenced significant operations in September 1989. PLM Financial Services, Inc. (FSI) is the General Partner of the Partnership. FSI is a wholly owned subsidiary of PLM International, Inc. (PLM International).

The Partnership, in accordance with its limited partnership agreement, entered its liquidation phase on January 1, 1999, and has commenced an orderly liquidation of the Partnership's assets (see Note 9). The Partnership will terminate on December 31, 2009, unless terminated earlier upon sale of all equipment or by certain other events. The General Partner may no longer reinvest cash flows and surplus funds in equipment. All future cash flows and surplus funds after payment of operating expenses, if any, are to be used for distributions to partners, except to the extent used to maintain reasonable reserves. During the liquidation phase, the Partnership's assets will continue to be recorded at the lower of the carrying amount or fair value less cost to sell.

FSI manages the affairs of the Partnership. The cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner (see Net Income and Distributions per Limited Partnership Unit, below). Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The General Partner is also entitled to a subordinated incentive fee equal to 7.5% of surplus distributions, as defined in the limited partnership agreement, remaining after the limited partners have received a certain minimum rate of return. The General Partner does not anticipate that this fee will be earned.

Estimates
---------

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

Operations
----------

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

Accounting  for  Leases
-----------------------

The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the lessor records the leased asset at cost and depreciates the leased asset over its estimated useful life. Rental payments are recorded as revenue over the lease term as earned in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases" (SFAS No. 13). Lease origination costs are capitalized and amortized over the term of the lease. Periodically, the Partnership leases equipment with lease terms that qualify for direct finance lease classification as required by SFAS No. 13.

Depreciation
------------

  Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation  (continued)
       -----------------------

Depreciation
------------

useful lives of 15 years for railcars and 12 years for other types of equipment. The depreciation method changes to straight-line when the annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees have been capitalized as part of the cost of the equipment. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment.

Equipment
---------

Equipment  held  for  operating  leases  is  stated  at  cost.

 In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," (SFAS No. 121), the General Partner reviewed the carrying value of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicated that the carrying value of an asset may not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair value of the equipment were less than the carrying value of the equipment, an impairment loss was recorded.

During 2000, a $0.1 million impairment loss was recorded to reduce the carrying value of owned trailer equipment to their fair value, and was included as impairment loss in the 2000 statement of income. The Partnership leased owned trailer equipment to lessees domiciled in the United States geographic region.

During 2001, a unconsolidated special-purpose entity (USPE) trust owning two Stage III commercial aircraft on a direct finance lease reduced its net investment in the finance lease receivable, due to a series of lease amendments, to the value of the aircraft's projected undiscounted cash flows. The Partnership's proportionate share of this writedown, which is included in equity in net income (loss) of the USPE in the accompanying 2001 statement of income, was $1.4 million. The Partnership leased the two aircraft to lessees domiciled in the Mexico geographic region.

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
144), which replaces SFAS No. 121. In accordance with SFAS No. 144, the Company evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived asset exceeds its fair value. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest. The Partnership applied the new rules on accounting for the impairment or disposal of long-lived assets beginning January 1, 2002.

During the fourth quarter of 2002, the Partnership reduced the net book value of 50 tankcars in its railcar fleet to their fair value of $2,000 per railcar, and recorded a $0.4 million impairment loss. The impairment was caused by a general recall due to a manufacturing defect allowing extensive corrosion of railcars' internal lining. Repair of the railcars were determined to be cost prohibitive. The fair value of railcars with this defect was determined using industry expertise. The railcars were used to conduct trade in both the United States and Canada.

Investment  in  an  Unconsolidated  Special-Purpose  Entity
-----------------------------------------------------------

The Partnership has an interest in an USPE that owns two aircraft. This is a single purpose entity that does not have any debt. This interest is accounted for using the equity method. The Partnership's investment in the USPE includes acquisition and lease negotiation fees paid by the Partnership to PLM Worldwide Management Services (WMS), a wholly owned subsidiary of PLM

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation  (continued)
       -----------------------

International. The Partnership's interest in the USPE is managed by IMI. The Partnership's equity interest in the net income (loss) of the USPE is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to WMS.

Repairs  and  Maintenance
-------------------------

Repairs and maintenance costs to railcars are usually the obligation of the Partnership. Maintenance costs for the marine containers are the obligation of the lessee. To meet the repair requirements of certain marine containers, reserve accounts are prefunded by the lessee. If an asset is sold and there is a balance in the reserve account for repairs to that asset, the balance in the reserve account is reclassified as additional gain on disposition. During 2001, the General Partner determined that there would be no future repairs made to certain marine containers and reclassified the remaining balance of $0.1 million in marine container repair reserves to interest and other income on the accompanying statement of income.

Net  Income  and  Distributions  per  Limited  Partnership  Unit
----------------------------------------------------------------

Cash distributions are allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income. The limited partners' net income is allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership. During 2002, the General Partner received a special income allocation of $0.1 million to bring its capital account to zero. During 2001 the General Partner received a special loss allocation of $0.2 million, and during 2000 the General Partner received a special income allocation of $0.4 million to bring its capital account to zero.

Cash distributions are recorded when declared. Cash distributions are generally paid in the same quarter they are declared. For the years ended December 31, 2002, 2001 and 2000, cash distributions totaled $4.0 million, $1.8 million and $3.6 million, respectively, or $0.44, $0.19 and $0.39 per weight-average limited partnership unit, respectively.

The Partnership declared and paid a special distribution of $4.3 million during 2000 to the Limited Partners, or $0.50 per weight-average limited partnership unit. No special distributions were declared during 2002 or 2001.

Cash distributions related to the fourth quarter 2002 of $-0-, 2001 of $4.0 million and 2000 of $0.9 million, were declared and paid during the first quarter of 2003, 2002, and 2001, respectively.

Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $7.2 million in 2000 were deemed to be a return of capital. None of the cash distributions during 2002 or 2001 were deemed a return of capital.

Net  Income  Per  Weighted-Average  Limited  Partnership  Unit
--------------------------------------------------------------

Net income per weighted-average limited partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the years ended December 31, 2002, 2001, and 2000 was 8,628,420.

Cash  and  Cash  Equivalents
----------------------------

The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term nature of the investments.




                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation  (continued)
       ------------------------------------

Comprehensive  Income
---------------------

The Partnership's comprehensive income was equal to net income for the years ended December 31, 2002, 2001, and 2000.

New  Accounting  Standards
--------------------------

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), which is based on the general principle that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred and initially measured at fair value. SFAS No. 146 applies to costs associated with (1) an exit activity that does not involve an entity newly acquired in a business combination, or (2) a disposal activity within the scope of SFAS No. 146. These costs include certain termination benefits, costs to terminate a contract that is not a capital lease, and other associated costs to consolidate facilities or relocate employees. Because the provision of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, the effect of adopting this statement cannot be determined.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation requires the guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The provisions of FIN 45 will be applied on a prospective basis to guarantees issued after December 31, 2002.

In  January  2003,  the  FASB  issued  Interpretation  No. 46, "Consolidation of
Variable Interest Entities" (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities' financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. The Partnership has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46.

2.     Transactions  with  General  Partner  and  Affiliates
       -----------------------------------------------------

An officer of FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI receives a monthly management fee attributable to either owned equipment or interests in equipment owned by a USPE equal to the lesser of (i) 5% of the Gross Revenues (as defined in the agreement) or (ii) 2% of the gross lease revenues attributable to equipment that is subject to full payout net leases, and (iii) 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services relating to the continued and active operation of program equipment, such as on-going marketing and re-leasing of equipment, hiring or arranging for the hiring of crew or operating personnel for equipment, and similar services. The Partnership management fee in 2002, 2001 and 2000 was based on lease revenue and was $0.1 million, $0.2 million and $0.3 million, respectively. The Partnership reimbursed FSI and its affiliates $0.1 million, $0.2 million and $0.4 million in 2002, 2001, and 2000, respectively, for data processing expenses and administrative services performed on behalf of the Partnership. The Partnership's proportional share of USPE's administrative and data processing expenses reimbursed to FSI were $2,000, $15,000, and $17,000 during 2002, 2001, and 2000,



                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

2.     Transactions  with  General  Partner  and  Affiliates  (continued)
       ------------------------------------------------------------------

respectively. These affiliated expenses reduced the Partnership's share of equity in net income (loss) of the USPEs.

The balance due to affiliates as of December 31, 2002 and 2001 includes $14,000 and $21,000, respectively, due to FSI and its affiliates for management fees and $0.1 million due to an affiliated USPE for 2002 and 2001.

3.     Equipment
       ---------

Owned equipment held for operating leases is stated at cost. The components of owned equipment as of December 31 are as follows (in thousands of dollars):


Equipment held for operating leases    2002      2001
--------------------------------------------------------
Railcars. . . . . . . . . . . . . .  $ 9,099   $ 13,239
Marine containers . . . . . . . . .      380      2,572
                                     --------  ---------
                                       9,479     15,811
Less accumulated depreciation . . .   (7,351)   (11,918)
                                     --------  ---------
  Net equipment . . . . . . . . . .  $ 2,128   $  3,893
                                     ========  =========


Revenues  are  earned  by  placing  equipment  under  operating  leases.  The
Partnership's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consisted of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on a fixed rate.

As of December 31, 2002, all owned equipment in the Partnership portfolio was on lease, except for 75 railcars with an aggregate net book value of $0.3 million. As of December 31, 2001, all equipment in the Partnership portfolio was on lease except for 47 railcars with an aggregate net book value of $0.3 million.

During 2002, the General Partner disposed of railcars and marine containers owned by the Partnership, with an aggregate net book value of $1.1 million, for proceeds of $1.8 million. During 2001, the General Partner disposed of aircraft, marine containers, and railcars with an aggregate net book value of $1.9 million, for proceeds of $5.5 million. Included in the gain on sale are unused marine container repair reserves of $0.1 million.

During the fourth quarter of 2002, the Partnership reduced the net book value of 50 tankcars in its railcar fleet to their estimated fair value of $2,000 per railcar, and recorded a $0.4 million impairment loss. The impairment was caused by a general recall due to a manufacturing defect allowing extensive corrosion of railcars' internal lining. Repair of the railcars were determined to be cost prohibitive. The fair value of railcars with this defect was determined using industry expertise. The railcars were used to conduct trade in both the United States and Canada.

There were no reductions to the carrying values of owned equipment in 2001. A $0.1 million impairment loss on the carrying value of owned trailer equipment was recorded during 2000.

All owned equipment on lease is being accounted for as operating leases. Future minimum rents under noncancelable operating leases as of December 31, 2002 during each of the next five years are $1.7 million in 2003; $1.3 million in 2004; $0.4 million in 2005; $0.3 million in 2006; and $0.1 million in 2007. Per diem and short-term rentals consisting of utilization rate lease payments included in revenue amounted to approximately $22,000, $33,000, and $0.7 million in 2002, 2001, and 2000, respectively.

4.     Investment  in  Unconsolidated  Special-Purpose  Entities
       ---------------------------------------------------------
The Partnership owns equipment jointly with affiliated programs. These are single purpose entities that do not have any debt or other financial encumbrances.
                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

4.     Investment  in  Unconsolidated  Special-Purpose  Entities
       ---------------------------------------------------------

Ownership interest is based on the Partnership's contribution towards the cost of the equipment in the USPEs. The Partnership's proportional share of equity in income (loss) in each entity is not necessarily the same as its ownership interest. The primary reason for this difference has to do with certain fees such as management, acquisition and lease negotiation fees which vary among the owners of the USPEs.

The table below sets forth 100% of the assets, liabilities, and equity of the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease in which the Partnership has a 35% interest and the Partnership's proportional share of equity in the entity as of December 31, 2002 and 2001 (in thousands of dollars):


                                            2002    2001
                                           --------------
Assets
  Receivables . . . . . . . . . . . . . .  $  420     420
  Finance lease receivable. . . . . . . .   2,425   3,234
  Other assets. . . . . . . . . . . . . .     137     225
                                           ------  ------
    Total assets. . . . . . . . . . . . .  $2,982  $3,879
                                           ======  ======
Liabilities
  Due to affiliates . . . . . . . . . . .  $    3  $   39
  Lessee deposits and reserve for repairs     420     420
                                           ------  ------
    Total liabilities . . . . . . . . . .     423     459
                                           ------  ------

Equity. . . . . . . . . . . . . . . . . .   2,559   3,420
                                           ------  ------
    Total liabilities and equity. . . . .  $2,982  $3,879
                                           ======  ======

Partnership's share of equity . . . . . .  $  896  $1,197
                                           ======  ======


The tables below sets forth 100% of the revenues, direct and indirect expenses, and net income (loss) of the Aero California Trust and the Montgomery Partnership, an entity that owned a marine vessel, in which the Partnership had a 50% interest, and the Partnership's proportional share of income (loss) in each entity for the years ended December 31, 2002, 2001 and 2000 (in thousands of dollars):


                                             Aero          Aero
                                          California    California    Montgomery
                                             Trust        Trust       Partnership

For the years ended December 31,             2002                 2001                Total
-------------------------------------------------------------------------------------------
  Revenues . . . . . . . . . . . . . . .  $       496  $     1,336   $         --
  Less: Direct expenses. . . . . . . . .           24           16             68
            Indirect expenses. . . . . .          129          149             --
            Loss on revaluation. . . . .           --        4,069             --
                                          -----------  ------------  -------------
    Net income (loss). . . . . . . . . .  $       343  $    (2,898)           (68)
                                          ===========  ============  =============

Partnership's share of net income (loss)  $       120  $    (1,014)         (35)1   $(1,049)
                                          ===========  ============  =============  ========




                                         Aero
                                      California    Montgomery
For the year ended December 31, 2000     Trust      Partnership     Total
--------------------------------------------------------------------------
  Revenues . . . . . . . . . . . . .  $     1,528  $        237
  Less:  Direct expenses . . . . . .           19           (61)
             Indirect expenses . . .          158            27
                                      -----------  -------------
    Net income . . . . . . . . . . .  $     1,351           271
                                      ===========  =============

Partnership's share of net income. .  $       538          135 1  $   673
                                      ===========  =============  =======


As of December 31, 2002 and 2001, the jointly owned equipment in the Partnership's USPE portfolio was on lease.

1 During 1999, the Partnership sold its 50% interest in the Montgomery Partnership that owned a bulk carrier. During 2000 the Partnership received an insurance settlement and during 2000 and 2001 additional expenses related to 2000 and 1999 were received.

PLM  EQUIPMENT  GROWTH  FUND  IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

5.     Operating  Segments
       -------------------

The Partnership operates or operated in five primary operating segments: aircraft leasing, marine container leasing, marine vessel leasing, trailer leasing, and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of certain general and administrative expenses and certain other expenses. The segments are managed separately due to different business strategies for each operation. The accounting policies of the Partnership's operating segments are the same as described in Note 1, Basis of Presentation. There were no intersegment revenues for the years ended December 31, 2002, 2001 and 2000.

The following tables present a summary of the operating segments (in thousands of dollars):



                                                      Marine
                                          Aircraft   Container    Railcar
For the Year Ended December 31, 2002       Leasing    Leasing     Leasing    Other 1    Total
----------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . .  $      --  $       22  $  1,861   $     --   $ 1,883
  Interest and other income. . . . . . .         --          --        28        120       148
  Gain on disposition of equipment . . .         --         172       606         --       778
                                          ---------  ----------  ---------  ---------  --------
     Total revenues. . . . . . . . . . .         --         194     2,495        120     2,809
                                          ---------  ----------  ---------  ---------  --------

EXPENSES
  Operations support . . . . . . . . . .         --          --       607         64       671
  Depreciation . . . . . . . . . . . . .         --          26       254         --       280
  Management fees to affiliate . . . . .         --           2       134         --       136
  General and administrative expenses. .         --          --       119        415       534
  (Recovery of) provision for bad debts.         --          --       (26)         1       (25)
  Impairment loss on equipment . . . . .         --          --       434         --       434
                                          ---------  ----------  ---------  ---------  --------
     Total expenses. . . . . . . . . . .         --          28     1,522        480     2,030
                                          ---------  ----------  ---------  ---------  --------
Equity in net income of USPE . . . . . .        120          --        --         --       120
                                          ---------  ----------  ---------  ---------  --------
Net income (loss). . . . . . . . . . . .  $     120  $      166  $    973   $   (360)  $   899
                                          =========  ==========  =========  =========  ========

Total assets as of Dcember 31, 2002. . .  $     896  $       12  $  2,210   $  7,654   $10,772
                                          =========  ==========  =========  =========  ========
















1 Includes certain assets not identifiable to a specific segment such as cash and prepaid expenses. Also includes net gain from trailer sales and the recovery of certain bad debts, certain interest income and costs not identifiable to a particular segment such as certain operations support and general and administrative expenses.

PLM  EQUIPMENT  GROWTH  FUND  IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

5.     Operating  Segments  (continued)
       -------------------





                                                          Marine     Marine
                                             Aircraft   Container    Vessel     Railcar
For the Year Ended December 31, 2001         Leasing     Leasing     Leasing    Leasing    Other 1    Total
------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . . .  $     185   $       33  $     --   $  2,619   $     --   $ 2,837
  Interest and other income. . . . . . . .         39          126        --          4        263       432
  Gain (loss) on disposition of equipment.      3,350          207        --        (13)         3     3,547
                                            ----------  ----------  ---------  ---------  ---------  --------
     Total revenues. . . . . . . . . . . .      3,574          366        --      2,610        266     6,816
                                            ----------  ----------  ---------  ---------  ---------  --------

EXPENSES
  Operations support . . . . . . . . . . .        162           --        27        618        109       916
  Depreciation . . . . . . . . . . . . . .        145          198        --        320         --       663
  Management fees to affiliate . . . . . .          2            2        --        183         --       187
  General and administrative expenses. . .        130           --        --        100        483       713
  Provision for (recovery of) bad debts. .         --           --        --         42         (1)       41
                                            ----------  ----------  ---------  ---------  ---------  --------
     Total expenses. . . . . . . . . . . .        439          200        27      1,263        591     2,520
                                            ----------  ----------  ---------  ---------  ---------  --------
Equity in net loss of USPE . . . . . . . .     (1,014)          --       (35)        --         --    (1,049)
                                            ----------  ----------  ---------  ---------  ---------  --------
Net income (loss). . . . . . . . . . . . .  $   2,121   $      166  $    (62)  $  1,347   $   (325)  $ 3,247
                                            ==========  ==========  =========  =========  =========  ========

Total assets as of Dcember 31, 2001. . . .  $   1,197   $       84  $     --   $  3,891   $  8,900   $14,072
                                            ==========  ==========  =========  =========  =========  ========





























1 Includes certain assets not identifiable to a specific segment such as cash and prepaid expenses. Also includes net gain from trailer sales and the recovery of certain bad debts, certain interest income and costs not identifiable to a particular segment such as certain operations support and general and administrative expenses.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

5.     Operating  Segments  (continued)
       -------------------


                                                          Marine
                                             Aircraft    Container    Trailer    Railcar      All
For the Year Ended December 31, 2000         Leasing      Leasing     Leasing    Leasing    Other 2    Total
------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . . .  $     784   $       78   $    635   $  2,888   $     --   $4,385
  Interest and other income. . . . . . . .          3           --         --         --        156      159
  Gain (loss) on disposition of equipment.         --          229         87        (13)        --      303
                                            ----------  -----------  ---------  ---------  ---------  -------
     Total revenues. . . . . . . . . . . .        787          307        722      2,875        156    4,847
                                            ----------  -----------  ---------  ---------  ---------  -------

EXPENSES
  Operations support . . . . . . . . . . .        136            6        207        686         66    1,101
  Depreciation . . . . . . . . . . . . . .      1,343          364        186        427         --    2,320
  Management fees to affiliate . . . . . .         16            4         49        205         --      274
  General and administrative expenses. . .        138            1        165        133        567    1,004
  Recovery of bad debts. . . . . . . . . .         (9)          --       (143)       (30)        --     (182)
  Loss on revaluation of equipment . . . .         --           --        106         --         --      106
                                            ----------  -----------  ---------  ---------  ---------  -------
     Total expenses. . . . . . . . . . . .      1,624          375        570      1,421        633    4,623
                                            ----------  -----------  ---------  ---------  ---------  -------
Equity in net income of USPEs. . . . . . .        538           --         --         --        135      673
                                            ----------  -----------  ---------  ---------  ---------  -------
Net income (loss). . . . . . . . . . . . .  $    (299)  $      (68)  $    152   $  1,454   $   (342)  $  897
                                            ==========  ===========  =========  =========  =========  =======


6.     Geographic  Information
       -----------------------

The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

The Partnership leases or leased its aircraft, railcars, and trailers to lessees domiciled in four geographic regions: the United States, Canada, South Asia, and Mexico. Marine containers are leased to multiple lessees worldwide.

The table below sets forth lease revenues by geographic region for the Partnership's owned equipment grouped by domicile of the lessee as of and for the years ended December 31 (in thousands of dollars):


                         Owned Equipment
                        ----------------
Region               2002     2001     2000
-------------------------------------------

Canada. . . . . .  $ 1,324  $ 2,002  $ 3,394
United States . .      537      802      913
Rest of the world       22       33       78
                   -------  -------  -------
   Lease revenues  $ 1,883  $ 2,837  $ 4,385
                   =======  =======  =======









2. Includes certain assets not identifiable to a specific segment such as cash and prepaid expenses. Also includes certain interest income and costs not identifiable to a particular segment such as certain operations support and general and administrative expenses.

                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

6.     Geographic  Information  (continued)
       ------------------------------------

The following table sets forth net income (loss) information by region for the owned equipment and investment in USPE grouped by domicile of the lessee for the years ended December 31 (in thousands of dollars):


                                  Owned Equipment       Investments in USPEs
                                 ----------------      ----------------------
Region                       2002     2001     2000    2002     2001     2000

Canada. . . . . . . . . .  $   882  $ 2,533  $ 1,267  $   --  $    --  $   --
United States . . . . . .       91      339     (498)     --       --      --
South Asia. . . . . . . .       --    1,614       --      --       --      --
Mexico. . . . . . . . . .       --       --       --     120   (1,014)    538
Rest of the world . . . .      166      139      (68)     --      (35)    135
                           -------  -------  -------  ------  --------  -----
   Regional net income. .    1,139    4,625      701     120   (1,049)    673
                           -------  -------  -------  ------  --------  -----
Administrative and other.     (360)    (329)    (477)     --       --      --
   Net income (loss). . .  $   779  $ 4,296  $   224  $  120  $(1,049)  $ 673
                           =======  =======  =======  ======  ========  =====


The net book value of these assets as of December 31 are as follows (in thousands of dollars):


                       Owned Equipment     Investment in USPE
                       ---------------    --------------------
Region                  2002      2001      2002      2001
-------------------------------------------------------------

Canada . . . . . . .  $  1,508  $  2,868  $    --  $     --
United States. . . .       616       955       --        --
Mexico . . . . . . .        --        --      896     1,197
Rest of the world. .         4        70       --        --
                      --------  --------  -------  --------
 Total net book value $  2,128  $  3,893  $   896  $  1,197
                      ========  ========  =======  ========


7.          Concentrations  of  Credit  Risk
            --------------------------------

No single lessee accounted for more than 10% of the revenues for the years ended December 31, 2002 and 2001. During 2002, however, Canadian Pacific Railway purchased railcars and the gain from the disposal accounted for 11% of total revenues from wholly and jointly owned equipment.

In 2001 the Partnership sold two aircraft. The following is a list of the buyers and the percentage of the gain from the sale of the total revenues:
Aergo Capital Limited (24%) and Cypress Equipment Fund III, LLC (22%). Time Air, Inc. accounted for 14% of the revenues for the year ended December 31, 2000. No other lessee accounted for more than 10% of lease revenues in 2000.

As of December 31, 2002 and 2001, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

8.     Income  Taxes
       -------------

The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

As of December 31, 2002, the federal income tax basis was higher than the financial statement carrying values of certain assets and liabilities by $20.9 million, primarily due to differences in depreciation methods, and the tax treatment of underwriting commissions and syndication costs.

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

A special distribution of $4.5 million ($0.50 per weighted-average limited partnership unit) was paid in 2000. No special distributions were paid in 2002 or 2001. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to partners in the form of special distributions. The sales and liquidations occur because of the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

10.     Quarterly  Results  of  Operations  (unaudited)
        ----------------------------------

The following is a summary of the quarterly results of operations for the year ended December 31, 2002 (in thousands of dollars, except per share amounts):


                                                 March   June   September    December
                                                  31,     30,      30,         31,      Total
---------------------------------------------------------------------------------------------
Operating results:
  Total revenues. . . . . . . . . . . . . . . .  $1,241  $ 523  $      507  $     538   $2,809
  Net income (loss) . . . . . . . . . . . . . .     919    123         108       (251)     899

Per weighted-average limited partnership unit:

Net income (loss) . . . . . . . . . . . . . . .  $ 0.08  $0.01  $     0.01  $   (0.02)  $ 0.08


The following is a list of the major events that affected the Partnership's performance during 2002:

(i) In the first quarter of 2002, the Partnership sold railcars and marine containers for a gain of $0.6 million;

(ii) In the fourth quarter of 2002, a $0.4 million increase in 2002 in impairment loss resulted from the reduction to fair value of railcars due to a general recall for a manufacturing defect. There was no similar impairment in 2001.









                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

10.     Quarterly  Results  of  Operations  (unaudited)  (continued)
        ----------------------------------

The following is a summary of the quarterly results of operations for the year ended December 31, 2001 (in thousands of dollars, except per share amounts):


                                                 March   June   September    December
                                                  31,     30,      30,         31,      Total
---------------------------------------------------------------------------------------------
Operating results:
  Total revenues. . . . . . . . . . . . . . . .  $4,403  $ 781  $      722  $     910   $6,816
  Net income (loss) . . . . . . . . . . . . . .   3,512    418         162       (845)   3,247

Per weighted-average limited partnership unit:

Net income (loss) . . . . . . . . . . . . . . .  $ 0.40  $0.04  $     0.02  $   (0.09)  $ 0.37


The following is a list of the major events that affected the Partnership's performance during 2001:

          (i) In the first quarter of 2001, the Partnership sold aircraft and marine containers for a total gain of $3.4 million;

          (ii) In the second quarter of 2001, lease revenues decreased $0.3 million and expenses decreased $0.5 million due to equipment sales;

          (iii) In the third quarter of 2001, the Partnership incurred $0.2 million in higher repair expenses; and

          (iv) In the fourth quarter of 2001, the Partnership recorded a $1.4 million impairment loss on the trust that owned two commercial aircraft on a direct finance lease.

------




INDEPENDENT  AUDITORS'  REPORT




The  Partners
PLM  Equipment  Growth  Fund  IV:


We have audited the financial statements of PLM Equipment Growth Fund IV (the "Partnership") as of December 31, 2002 and 2001, and for each of the two years in the period ended December 31, 2002, and have issued our report thereon dated March 7, 2003, which report includes an explanatory paragragh emphasizing that the Partnership has entered its liquidation phase; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of PLM Equipment Growth Fund IV, listed in Item 15(B). These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such 2002 and 2001 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.






/s/  Deloitte  &  Touche  LLP
Certified  Public  Accountants

Tampa,  Florida
March  7,  2003

INDEPENDENT  AUDITORS'  REPORT




The  Partners
PLM  Equipment  Growth  Fund  IV:


Under date of March 2, 2001, we reported on the statements of income, changes in partners' capital, and cash flows of PLM Equipment Growth Fund IV for the year ended December 31, 2000, as contained in the 2002 annual report to the partners. These financial statements and our report thereon are included in the annual report on Form 10-K for the year ended December 31, 2002. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedule for the year ended December 31, 2000. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2000.




/s/  KPMG  LLP

SAN  FRANCISCO,  CALIFORNIA
March  2,  2001

                                                                     SCHEDULE II


                          PLM EQUIPMENT GROWTH FUND IV
                             (A LIMITED PARTNERSHIP)
                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                            (in thousands of dollars)




                                       Balance at     Additions               Balance at
                                      Beginning of    Charged to                End of
                                          Year         Expense      Deductions   Year
---------------------------------------------------------------------------------------
Year Ended December 31, 2002
     Allowance for Doubtful Accounts  $          45  $       (25)  $        --   $  20
                                      =============  ============  ===========   =====
Year Ended December 31, 2001
     Allowance for Doubtful Accounts  $           5  $        41   $        (1)  $  45
                                      =============  ============  ===========   =====
Year Ended December 31, 2000
     Allowance for Doubtful Accounts  $       2,843  $        --   $    (2,838)  $   5
                                      =============  ============  ===========   =====


                          PLM EQUIPMENT GROWTH FUND IV

                                INDEX OF EXHIBITS



Exhibit                                                               Page
-------                                                               ----

4.. . .  Limited Partnership Agreement of Registrant                    *

10.1     Management Agreement between Registrant and                    *
         PLM Investment Management, Inc.

Financial Statements required under Regulation S-X Rule 3-09:

99.1     Aero California Trust.                                     47-57



* Incorporated by reference. See page 21 of this report.