Form 10QSB
period 2003-03-31
PLM EQUIPMENT GROWTH FUND IV
filed 2003-05-12
CIK 847517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-QSB

   [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal quarter ended March 31, 2003

   [ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from to

                                                                                                                                 Commission file number 0-18789
   _______________________

     PLM EQUIPMENT GROWTH FUND IV
    (Exact name of registrant as specified in its charter)

California	94-3090127
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

235 3 rd Street South, Suite 200
St. Petersburg, FL	33701
(Address of principal	(Zip Code)
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

PLM EQUIPMENT GROWTH FUND IV
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	March 31,	December 31,
	2003	2002

Assets

Equipment held for operating leases, at cost	$9,350	$9,479
Less accumulated depreciation	(7,282)	(7,351)

Net equipment	2,068	2,128

Cash and cash equivalents	7,724	7,599
Accounts receivable, less allowance for doubtful
accounts of $31 in 2003 and $20 in 2002	34	94
Investment in an unconsolidated special-purpose entity	854	896
Prepaid expenses and other assets	106	55

Total assets	$10,786	$10,772

Liabilities and partners’ capital

Liabilities:
Accounts payable and accrued expenses	$66	$84
Due to affiliates	157	161
Lessee deposits and reserve for repairs	4	13
Total liabilities	227	258

Commitments and contingencies

Partners’ capital:
Limited partners (8,628,420 limited partnership units
in 2003 and 2002)	10,559	10,514
General Partner	--	--
Total partners' capital	10,559	10,514

Total liabilities and partners' capital	$10,786	$10,772

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND IV
(A Limited Partnership)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average unit amounts)
(unaudited)

	For the Three Months
	Ended March 31,
	2003	2002

Revenues

Lease revenue	$351	$619
Interest and other income	27	32
Gain on disposition of equipment	6	590
Loss on disposition of equipment	(9)	--

Total revenues	375	1,241

Expenses

Depreciation	40	82
Repairs and maintenance	116	131
Insurance expenses	25	20
Management fees to affiliate	24	44
General and administrative expenses to affiliates	22	31
Other general and administrative expenses	116	46
Provision for bad debt expense	11	3

Total expenses	354	357

Equity in net income of unconsolidated special-
purpose entity	24	35

Net income	$45	$919

Partners' share of net income

Limited partners	$45	$719
General Partner	--	200

Total	$45	$919

Limited partners' net income per weighted-average
limited partnership unit	$0.01	$0.08

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND IV
(A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period from December 31, 2001 to March 31, 2003
(in thousands of dollars)
(unaudited)

Limited		General
Partners		Partner	Total

Partners' capital as of December 31, 2001	$13,611	$--	$13,611

Net income	699	200	899

Cash distribution	(3,796)	(200)	(3,996)

Partners' capital as of December 31, 2002	10,514	--	10,514

Net income	45	--	45

Partners' capital as of March 31, 2003	$10,559	$--	$10,559

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND IV
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Three Months
	Ended March 31,
	2003	2002

Operating activities

Net income	$45	$919
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation	40	82
Loss (gain) on disposition of equipment	3	(590)
Equity in net income of unconsolidated special-purpose
entity	(24)	(35)
Changes in operating assets and liabilities:
Accounts receivable, net	60	(2)
Prepaid expenses and other assets	(51)	(43)
Accounts payable and accrued expenses	(18)	(240)
Due to affiliates	(4)	(4)
Lessee deposits and reserve for repairs	(9)	--

Net cash provided by operating activities	42	87

Investing activities

Payments for capitalized improvements	(1)	--
Proceeds from disposition of equipment	18	1,083
Distribution from unconsolidated special-purpose entity	66	91

Net cash provided by investing activities	83	1,174

Financing activities

Cash distribution paid to limited partners	--	(3,796)
Cash distribution paid to General Partner	--	(200)
Net cash used in financing activities	--	(3,996)

Net increase (decrease) in cash and cash equivalents	125	(2,735)

Cash and cash equivalents at beginning of period	7,599	8,879

Cash and cash equivalents at end of period	$7,724	$6,144

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND IV
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund IV (the Partnership) as of March 31, 2003 and December 31, 2002, the unaudited condensed statements of income for the three months ended March 31, 2003 and 2002, the unaudited condensed statements of changes in partners’ capital for the period from December 31, 2001 to March 31, 2003, and the unaudited condensed statements of cash flows for the three months ended March 31, 2003 and 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002, on file at the Securities and Exchange Commission.

Effective with the filing of this quarterly report, the Partnership will file all future quarterly and annual reports as an SB filer as allowed under Regulation S-B until such point that the Partnership no longer qualifies to be an SB filer.

2.     Schedule of Partnership Phases

The Partnership, in accordance with its limited partnership agreement, entered its liquidation phase on January 1, 1999, and has commenced an orderly liquidation of the Partnership’s assets. The Partnership will terminate on December 31, 2009, unless terminated earlier upon sale of all equipment or by certain other events. The General Partner may no longer reinvest cash flows and surplus funds in equipment. All future cash flows and surplus funds, if any, are to be used for cash distributions to the partners, except to the extent used to maintain reasonable working reserves. During the liquidation phase, the Partnership’s assets will continue to be recorded at the lower of carrying amount or fair value less cost to sell.

3.   Cash Distributions

Cash distributions are recorded when declared. Cash distributions are generally paid in the same quarter they are declared. Cash distributions may include amounts in excess of net income that are considered a return of capital. No cash distributions were paid to the limited partners during the three months ended March 31, 2003 and 2002.

4.   Transactions with General Partner and Affiliates

The balance due to affiliates as of March 31, 2003 and December 31, 2002 includes $11,000 and $14,000, respectively, that is a payable due to FSI and its affiliates for management fees and $0.1 million due to an affiliated unconsolidated special-purpose entity (USPE).

PLM EQUIPMENT GROWTH FUND IV
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

4.   Transactions with General Partner and Affiliates (continued)

The Partnership’s proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entity during 2003 and 2002 is listed in the following table (in thousands of dollars):

	For the Three Months Ended March 31,
	2003	2002

Management fees	$2	$2
Data processing and administrative
expenses	--	1

These affiliated expenses reduced the Partnership's proportional share of the equity interest in income of the USPE.

5.   Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

	March 31,	December 31,
	2002	2002

Railcars	$9,027	$9,099
Marine containers	323	380

	9,350	9,479
Less accumulated depreciation	(7,282)	(7,351)

Net equipment	$2,068	$2,128

As of March 31, 2003 and December 31, 2002, all equipment in the Partnership’s portfolio was on lease except for 75 railcars with an aggregate net book value of $0.3 million.

During the three months ended March 31, 2003, the Partnership disposed of railcars and marine containers with an aggregate net book value of $21,000, for proceeds of $18,000. During the three months ended March 31, 2002, the Partnership disposed of marine containers and railcars with an aggregate net book value of $0.5 million, for proceeds of $1.1 million.

PLM EQUIPMENT GROWTH FUND IV
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.  Investment in an Unconsolidated Special-Purpose Entity

The Partnership owns a 35% interest in the Aero California Trust that owns aircraft jointly with affiliated programs. This is a single purpose entity that does not have any debt or other financial encumbrances. Ownership interest is based on the Partnership’s contribution towards the cost of the equipment in the USPE. The Partnership’s proportional share of equity and income in the entity is not necessarily the same as its ownership interest. The primary reason for this difference has to do with certain fees such as management and acquisition and lease negotiation fees varying among the owners of the USPE.

The table below sets forth 100% of the assets, liabilities, and equity of the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease in which the Partnership has a 35% interest and the Partnership’s proportional share of equity in the entity as of March 31, 2003 and December 31, 2002 (in thousands of dollars):

March 31,	December 31,
2003	2002

Assets
Receivables	$420	$420
Finance lease receivable	2,330	2,425
Other assets	114	137

Total assets	$2,864	$2,982

Liabilities
Accounts payable	$2	$1
Due to affiliates	2	2
Lessee deposits and reserve for repairs	420	420

Total liabilities	424	423

Equity	2,440	2,559

Total liabilities and equity	$2,864	$2,982

Partnership’s share of equity	$854	$896

The table below sets forth 100% of the revenues, direct and indirect expenses and net income of the Aero California Trust in which the Partnership has an interest and the Partnership‘s proportional share of income in the entity for the three months ended March 31, 2003 and 2002 (in thousands of dollars):

Aero	Aero
California	California
Trust	Trust

For the three months ended March 31,	2003	2002

Revenues	$103	$138
Less: Direct expenses	5	5
Indirect expenses	30	34

Net income	$68	$99

Partnership’s share of net income	$24	$35

As of March 31, 2003 and December 31, 2002, the jointly owned equipment in the Partnership’s USPE portfolio was on lease.

PLM EQUIPMENT GROWTH FUND IV
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.   Operating Segments

The Partnership operates in three different segments: aircraft leasing, railcar leasing, and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

Marine
For the three months ended	Aircraft	Railcar	Container
March 31, 2003	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$--	$348	$3	$--	$351
Interest income and other	--	--	--	27	27
Gain (loss) on disposition of equipment	--	(9)	6	--	(3)

Total revenues	--	339	9	27	375

Expenses
Operations support	--	121	2	18	141
Depreciation	--	39	1	--	40
Management fees to affiliate	--	24	--	--	24
General and administrative expenses	--	31	--	107	138
Provision for bad debts	--	11	--	--	11
Total expenses	--	226	3	125	354
Equity in net income of USPE	24	--	--	--	24

Net income (loss)	$24	$113	$6	$(98)	$45

Total assets as of March 31, 2003	$854	$2,096	$6	$7,830	$10,786

Marine
For the three months ended	Aircraft	Railcar	Container
March 31, 2002	Leasing	Leasing	Leasing	Other 2	Total

Revenues
Lease revenue	$--	$613	$6	$--	$619
Interest income and other	--	--	--	32	32
Gain on disposition of equipment	--	509	81	--	590

Total revenues	--	1,122	87	32	1,241

Expenses
Operations support	--	135	--	16	151
Depreciation	--	64	18	--	82
Management fees to affiliates	--	44	--	--	44
General and administrative expenses	--	34	--	43	77
Provision for bad debts	--	3	--	--	3
Total expenses	--	280	18	59	357
Equity in net income of USPE	35	--	--	--	35

Net income (loss)	$35	$842	$69	$(27)	$919

1 Includes certain assets not identifiable to a particular segment, such as cash and prepaid expenses . Also includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.
2 Includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses .

PLM EQUIPMENT GROWTH FUND IV
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8.   Net Income Per Weighted-Average Limited Partnership Unit

Net income per weighted-average limited partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three months ended March 31, 2003 and 2002 was 8,628,420.

9.   Liquidation

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

10.   Recent Accounting Pronoucements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entitie’s financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The Partnership has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46.

11.    Subsequent Event

In April 2003 a distribution totaling $4.7 million was declared and paid to the limited partners and General Partner representing $0.55 per limited partnership unit. This distribution was made from funds generated from operations and asset dispositions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)    RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund IV’s (the Partnership's) Operating Results for the Three Months Ended March 31, 2003 and 2002

(A)    Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance expense and asset specific insurance) on owned equipment decreased during the first quarter of 2003 compared to the same quarter of 2002. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended March 31,
	2003	2002

Railcars	$227	$478
Marine containers	1	6

Railcars: Railcar lease revenues and direct expenses were $0.3 million and $0.1 million, respectively, for the first quarter of 2003, compared to $0.6 million and $0.1 million, respectively, for the same quarter of 2002. Lease revenues decreased $0.3 million due to the disposition of railcars in 2003 and 2002.

Marine containers: Marine container lease revenues and direct expenses were $3,000 and $2,000 in the first quarter of 2003, compared to $6,000 and $-0-, respectively, for the same period of 2002. The decrease of $3,000 in lease revenues was due to the disposition of marine containers in 2003 and 2002.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.2 million remained relatively the same for the first quarter of 2003 and 2002. Significant variances are explained as follows:

   (i)   A $42,000 decrease in depreciation expenses from 2002 levels resulted from to the disposition of equipment during 2003 and 2002;

   (ii)   A $61,000 increase in administrative expenses was due to increased professional service costs.

(C) (Loss) Gain on Disposition of Owned Equipment

Loss on the disposition of equipment in the first quarter in 2003 totaled $3,000, and resulted from the sale of marine containers and railcars with an aggregate net book value of $21,000, for proceeds of $18,000. Gain on the disposition of equipment for the first quarter in 2002 totaled $0.6 million, and resulted from the sale of marine containers and railcars with an aggregate net book value of $0.5 million, for proceeds of $1.1 million.

(D)   Equity in Net Income of an Unconsolidated Special-Purpose Entity (USPE)

Equity in net income of an USPE represents the Partnership's share of the net income generated from the operation of a jointly-owned asset accounted for under the equity method of accounting. This entity is single purpose entity that has no debt or other financial encumbrances.

The following USPE discussion is based on the Partnership's proportional share of revenues, direct expenses, and administrative expenses in the USPE:

As of March 31, 2003 and 2002, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $36,000 and $12,000, respectively, for the first quarter of 2003, compared to $48,000 and $14,000, respectively, during the same period of 2002. Aircraft revenue decreased $12,000 due to a lower outstanding principal balance on the finance lease.

(E)   Net Income

As a result of the foregoing, the Partnership's net income was $45,000 compared to net income of $0.9 million during the first quarter of 2002. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the first quarter of 2003 is not necessarily indicative of future periods.

(II)   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires PLM Financial Services, Inc. (FSI or the General Partner) to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the General Partner reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the General Partner's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Asset lives and depreciation methods: The Partnership’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner’s expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential undiscounted future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment. Likewise, if the net book value of the asset was reduced by an amount greater than the economic value has deteriorated, the Partnership may record a gain on sale upon final disposition of the asset.

Impairment of long-lived assets: Whenever there is an indicator that an impairment may exist, the General Partner reviews the carrying value of its equipment, and investment in an USPE to determine if the carrying value of the assets may not be recoverable in consideration of the current economic conditions. This requires the General Partner to make estimates related to future undiscounted cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record an impairment loss.

Allowance for doubtful accounts: The Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of the lessees to make the lease payments. These estimates are primarily based on the amount of time that has lapsed since the related payments were due as well as specific knowledge related to the ability of the lessees to make the required payments. If the financial condition of the Partnership’s lessees were to deteriorate, additional allowances could be required that would reduce income. Conversely, if the financial condition of the lessees were to improve or if legal remedies to collect past due amounts were successful, the allowance for doubtful accounts may need to be reduced and income would be increased.

Contingencies and litigation: The Partnership is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation disclosed if considered possible and accrued if considered probable after consultation with counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Partnership may be required to record additional litigation expense.

(III) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the three months ended March 31, 2003, the Partnership generated $42,000 in operating cash to meet its operating obligations.

During the three months ended March 31, 2003, the Partnership disposed of owned equipment for aggregate proceeds of $18,000.

Accounts receivable decreased $0.1 million during the three months ended March 31, 2003 due to the timing of cash receipts.

Investment in an unconsolidated special purpose entity decreased $42,000 during the three months ended March 31, 2003 due to operating cash distributions of $66,000 to the Partnership from the USPE, being partially offset by income of $24,000 that was recorded by the Partnership for its equity interest in the USPE.

Prepaid expense and other assets increased $0.1 million during the three months ended March 31, 2003 due to the payment of an annual insurance premium in the first quarter of 2003.

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

Accounts payable decreased $18,000 during the three months ended March 31, 2003 due to the payment of audit fees that had been accrued as of December 31, 2002.

(IV) RECENT ACCOUNTING PRONOUCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entitie’s financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The Partnership has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46.

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

Several factors may affect the Partnership's operating performance during the remainder of 2003 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership’s equipment and its investment in an USPE will cause a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership’s contribution in the remainder of 2003 and beyond include:

(1)  The Partnership’s marine containers are in excess of 13 years of age and are no longer suitable for use in international commerce either due to their specific physical condition or lessees’ preferences for newer equipment. Demand for these marine containers will continue to be weak due to their age;

(2)  Industry-wide chemical shipments, a key driver for the demand for the types of railcars which are the core of Partnership's fleet, were up 4% in the first quarter of 2003 compared to the same period of last year, although the growth in comparable shipments slowed in March. Looking at other leading indicators, rail’s modal share increased slightly to 42%. North American railcar manufacturing capacity utilization, as reported by the Federal Reserve, was 75%, flat with the prior quarter and same period of last year. Full service leasing held its share of the overall leasing market; and overall industry-wide railcar utilization has been on a slightly positive trend since the third quarter of 2002. While the demand for railcars by key industry shippers in the most important commodity markets for the Partnership's car types hit the trough in the middle of 2002, the speed of recovery has been retarded by the uncertainties caused by the war in Iraq and a continued workout of idle railcar inventories;

(3)   Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry caused by lower passenger travel from the events of September 11, 2001 and the war in Iraq. The General Partner believes that there is a significant oversupply of commercial aircraft available, that has caused a decrease in aircraft fair market values and that this oversupply will continue for some time. The General Partner does not expect these aircraft to return to their September 11, 2001 values. During 2003, severe acute respiratory syndrome (SARS) has had a dramatic effect on passenger travel to countries in Asia. If this trend continues, it is possible that passenger travel will be reduced further. While the aircraft owned by the entity in which the Partnership has an interest is on lease through November 2004, if the airline leasing the plane encounters severe economic difficulties that may give it the right to reject the lease for the aircraft and return it prior to lease expiration, it may be difficult to remarket the aircraft due to its age and current economic conditions.

(4)   The General Partner has seen an increase in its insurance premiums on its equipment portfolio and is finding it more difficult to find an insurance carrier with which to place the coverage. Premiums for aircraft have increased over 50% and for other types of equipment the increases have been over 25%. The increase in insurance premiums caused by the increased rate will be partially mitigated by the reduction in the value of the Partnership’s equipment portfolio caused by the events of September 11, 2001 and other economic factors. The General Partner has also experienced an increase in the deductible required to obtain coverage. This may have a negative impact on the Partnership in the event of an insurance claim
The General Partner expects audit fees to increase during 2003 due to additional audit and accounting requirements resulting from Sarbanes-Oxley. The General Partner cannot estimate the amount of the increase in this fee at this point.

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

The Partnership intends to use cash flow from operations and proceeds from dispositions of equipment to satisfy its operating requirements, maintain working capital reserves, and pay cash distributions to the partners.

(VI)     FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Form 10-QSB contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership’s plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Partnership’s actual results could differ materially from those discussed here.

ITEM 3.   CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of the General Partner's management, including its President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon those evaluations, the President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes have been made in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.

PART II -- OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

                                                                      None.

   (b)   Reports on Form 8-K

   None.

CONTROL CERTIFICATION

I, James A Coyne, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PLM Equipment Growth Fund IV.

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6 The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003   By:    /s/ James A. Coyne
                                                                                                 James A. Coyne
                                                                                                 President

CONTROL CERTIFICATION

I, Richard K Brock, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PLM Equipment Growth Fund IV.

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003   By:   /s/ Richard K Brock
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

   PLM EQUIPMENT GROWTH FUND IV
   By: PLM Financial Services, Inc.
                                                                                                                     General Partner

Date: May 12, 2003                                                                                   By: /s/ Richard K Brock
                                                                                                                     Richard K Brock
                                                                                                                     Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund IV (the Partnership), that the Quarterly Report of the Partnership on Form 10-QSB for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

                                                                                                               PLM EQUIPMENT GROWTH FUND IV
                                                                                                               By:  PLM Financial Services, Inc.
                                                                                                                      General Partner

Date: May 12, 2003                                                                                   By: /s/ James A. Coyne
                                                                                                                     James A. Coyne
                                                                                                                      President

Date: May 12, 2003                                                                                   By: /s/ Richard K Brock
                                                                                                                     Richard K Brock
                                                                                                                     Chief Financial Officer