Form 10QSB
period 2003-06-30
PLM EQUIPMENT GROWTH FUND IV
filed 2003-08-13
CIK 847517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-QSB

       [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal quarter ended June 30, 2003

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

- -

PLM EQUIPMENT GROWTH FUND IV
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	June 30,	December 31,
	2003	2002

Assets

Equipment held for operating leases, at cost	$9,228	$9,479
Less accumulated depreciation	(7,209)	(7,351)

Net equipment	2,019	2,128

Cash and cash equivalents	3,062	7,599
Accounts receivable, less allowance for doubtful
accounts of $32 in 2003 and $20 in 2002	57	94
Investment in an unconsolidated special-purpose entity	776	896
Prepaid expenses and other assets	81	55

Total assets	$5,995	$10,772

Liabilities and partners’ capital

Liabilities:
Accounts payable and accrued expenses	$27	$84
Due to affiliates	155	161
Lessee deposits	1	13
Total liabilities	183	258

Commitments and contingencies

Partners’ capital:
Limited partners (8,628,420 limited partnership units)	5,812	10,514
General Partner	--	--
Total partners' capital	5,812	10,514

Total liabilities and partners' capital	$5,995	$10,772

See accompanying notes to unaudited condensed financial statements.
- -

PLM EQUIPMENT GROWTH FUND IV
(A Limited Partnership)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands of dollars, except weighted-average unit amounts)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Revenues

Lease revenue	$308	$440	$659	$1,058
Interest and other income	9	25	36	57
Gain on disposition of equipment	14	61	20	649
Loss on disposition of equipment	--	(3)	(9)	--
Total revenues	331	523	706	1,764

Expenses

Depreciation	40	71	80	153
Repairs and maintenance	125	134	241	264
Insurance expense	26	21	51	42
Management fees to affiliate	22	30	46	74
General and administrative expenses
to affiliates	11	31	33	63
Other general and administrative expenses	141	110	257	157
Loss on impairment of equipment	9	--	9	--
Provision for bad debts	2	32	13	34
Total expenses	376	429	730	787

Equity in net income of an unconsolidated special-
purpose entity	21	29	45	64

Net income (loss)	$(24)	$123	$21	$1,041

Partners' share of net income (loss)

Limited partners	$(260)	$123	$(215)	$841
General Partner	236	--	236	200

Total	$(24)	$123	$21	$1,041

Limited partners' net income (loss) per
weighted-average limited partnership unit	$(0.03)	$0.01	$(0.02)	$0.10

See accompanying notes to unaudited condensed financial statements.
- -

PLM EQUIPMENT GROWTH FUND IV
(A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period from December 31, 2002 to June 30, 2003
(in thousands of dollars)
(unaudited)

	Limited	General
	Partners	Partner	Total

Partners' capital as of December 31, 2002	$10,514	$--	$10,514

Net income (loss)	(215)	236	21

Cash distribution	(4,487)	(236)	(4,723)

Partners' capital as of June 30, 2003	$5,812	$--	$5,812

See accompanying notes to unaudited condensed financial statements.
- -

PLM EQUIPMENT GROWTH FUND IV
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Six Months
	Ended June 30,
	2003	2002

Operating activities

Net income	$21	$1,041
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation	80	153
Net gain on disposition of equipment	(11)	(649)
Loss on impairment of equipment	9	--
Equity in net income of an unconsolidated special-purpose
entity	(45)	(64)
Changes in operating assets and liabilities:
Accounts receivable, net	38	69
Prepaid expenses and other assets	(26)	(22)
Accounts payable and accrued expenses	(57)	(246)
Due to affiliates	(6)	(9)
Lessee deposits	(12)	--

Net cash (used in) provided by operating activities	(9)	273

Investing activities

Payments for capitalized improvements	(1)	--
Proceeds from disposition of equipment	31	1,155
Distribution from unconsolidated special-purpose entity	165	223

Net cash provided by investing activities	195	1,378

Financing activities

Cash distribution paid to limited partners	(4,487)	(3,796)
Cash distribution paid to General Partner	(236)	(200)
Net cash used in financing activities	(4,723)	(3,996)

Net decrease in cash and cash equivalents	(4,537)	(2,345)

Cash and cash equivalents at beginning of period	7,599	8,879

Cash and cash equivalents at end of period	$3,062	$6,534

See accompanying notes to unaudited condensed financial statements.
- -

PLM EQUIPMENT GROWTH FUND IV
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund IV (the Partnership) as of June 30, 2003 and December 31, 2002, the unaudited condensed statements of operations for the three and six months ended June 30, 2003 and 2002, the unaudited condensed statements of changes in partners’ capital for the period from December 31, 2002 to June 30, 2003, and the unaudited condensed statements of cash flows for the six months ended June 30, 2003 and 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002, on file at the Securities and Exchange Commission.

2.   Cash Distributions

Cash distributions are recorded when declared. Cash distributions are generally paid in the same quarter they are declared. Cash distributions may include amounts in excess of net income that are considered a return of capital. For the six months ended June 30, 2003 and 2002, cash distributions totaled $4.7 million and $4.0 million, respectively, or $0.52 and $0.44 per weighted-average limited partnership unit, respectively. Cash distributions of $4.5 million and $3.0 million to the limited partners for the six months ended June 30, 2003 and 2002, respectively, were deemed to be a return of capital.

3.   Transactions with General Partner and Affiliates

The balance due to affiliates as of June 30, 2003 and December 31, 2002 includes $8,000 and $14,000, respectively, that is a payable due to PLM Financial Services, Inc. (FSI or the General Partner), and its affiliates for management fees and $0.1 million due to an affiliated unconsolidated special-purpose entity (USPE).

The Partnership’s proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entity during 2003 and 2002 is listed in the following table (in thousands of dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Management fees	$2	$2	$4	$4
Data processing and administrative
expenses	--	1	--	2

These affiliated expenses reduced the Partnership's proportional share of the equity interest in income of the USPE.
- -

PLM EQUIPMENT GROWTH FUND IV
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

4.   Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

	June 30,	December 31,
	2003	2002

Railcars	$9,027	$9,099
Marine containers	201	380

	9,228	9,479
Less accumulated depreciation	(7,209)	(7,351)

Net equipment	$2,019	$2,128

As of June 30, 2003 and December 31, 2002, all equipment in the Partnership’s portfolio was on lease except for 82 railcars and 75 railcars, respectively, with an aggregate net book value at the end of each period of $0.3 million.

During the six months ended June 30, 2003, the Partnership disposed of railcars and marine containers with an aggregate net book value of $22,000, for proceeds of $33,000. During the six months ended June 30, 2002, the Partnership disposed of marine containers and railcars with an aggregate net book value of $0.5 million, for proceeds of $1.2 million.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by Financial Accounting Standards Board (FASB) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". During the six months ended June 30, 2003, the Partnership recorded an impairment of certain owned tank railcars. The Partnership reduced the net book value of three owned tank railcars in its railcar fleet to their fair value and recorded a $9,000 impairment loss. The impairment was caused by abnormal wear to these railcars. Repairing the railcars was determined to be cost prohibitive. The fair value of railcars with this defect was determined by using industry expertise. No reductions were required to the carrying value of the owned equipment during the six months ended June 30, 2002.

5.   Investment in an Unconsolidated Special-Purpose Entity

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

- -

PLM EQUIPMENT GROWTH FUND IV
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5.   Investment in an Unconsolidated Special-Purpose Entity (continued)

The table below sets forth 100% of the assets, liabilities, and equity of the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease in which the Partnership has a 35% interest and the Partnership’s proportional share of equity in the entity as of June 30, 2003 and December 31, 2002 (in thousands of dollars):

June 30,	December 31,
2003	2002

Assets
Due from affiliates	$420	$420
Finance lease receivable	2,128	2,425
Other assets	92	137

Total assets	$2,640	$2,982

Liabilities
Accounts payable	$--	$1
Due to affiliates	2	2
Lessee deposits and reserve for repairs	420	420

Total liabilities	422	423

Equity	2,218	2,559

Total liabilities and equity	$2,640	$2,982

Partnership’s share of equity	$776	$896

The table below sets forth 100% of the revenues, direct and indirect expenses and net income of the Aero California Trust in which the Partnership has an interest and the Partnership‘s proportional share of income in the entity for the three and six months ended June 30, 2003 and 2002 (in thousands of dollars):

For the three months ended June 30,	2003	2002

Revenues	$95	$127
Less: Direct expenses	5	7
Indirect expenses	29	38

Net income	$61	$82

Partnership’s share of net income	$21	$29

For the six months ended June 30,	2003	2002

Revenues	$198	$265
Less: Direct expenses	10	12
Indirect expenses	59	72

Net income	$129	$181

Partnership’s share of net income	$45	$64

As of June 30, 2003 and December 31, 2002, the jointly owned equipment in the Partnership’s USPE portfolio was on lease.
- -

PLM EQUIPMENT GROWTH FUND IV
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.   Operating Segments

The Partnership operates in three different segments: aircraft leasing, railcar leasing, and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

Marine
For the three months ended	Aircraft	Railcar	Container
June 30, 2003	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$--	$305	$3	$--	$308
Interest income and other income	--	--	--	9	9
Gain on disposition of equipment	--	--	14	--	14

Total revenues	--	305	17	9	331

Expenses
Operations support	--	130	2	19	151
Depreciation	--	38	2	--	40
Management fees to affiliate	--	22	--	--	22
General and administrative expenses	--	32	--	120	152
Loss on impairment of equipment	--	9	--	--	9
Provision for bad debts	--	2	--	--	2
Total expenses	--	233	4	139	376
Equity in net income of an USPE	21	--	--	--	21

Net income (loss)	$21	$72	$13	$(130)	$(24)

Total assets as of June 30, 2003	$776	$2,072	$4	$3,143	$5,995

Marine
For the three months ended	Aircraft	Railcar	Container
June 30, 2002	Leasing	Leasing	Leasing	Other 2	Total

Revenues
Lease revenue	$--	$433	$7	$--	$440
Interest income and other income	--	--	--	25	25
Gain (loss) on disposition of equipment	--	(3)	61	--	58

Total revenues	--	430	68	25	523

Expenses
Operations support	--	139	--	16	155
Depreciation	--	64	7	--	71
Management fees to affiliates	--	29	1	--	30
General and administrative expenses	--	27	--	114	141
Provision for bad debts	--	30	--	2	32
Total expenses	--	289	8	132	429
Equity in net income of an USPE	29	--	--	--	29

Net income (loss)	$29	$141	$60	$(107)	$123

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
- -

PLM EQUIPMENT GROWTH FUND IV
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.   Operating Segments (continued)

Marine
For the six months ended	Aircraft	Railcar	Container
June 30, 2003	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$--	$653	$6	$--	$659
Interest income and other income	--	--	--	36	36
Gain (loss) on disposition of equipment	--	(9)	20	--	11

Total revenues	--	644	26	36	706

Expenses
Operations support	--	251	4	37	292
Depreciation	--	77	3	--	80
Management fees to affiliate	--	46	--	--	46
General and administrative expenses	--	63	--	227	290
Loss on impairment of equipment	--	9	--	--	9
Provision for bad debts	--	13	--	--	13
Total expenses	--	459	7	264	730
Equity in net income of an USPE	45	--	--	--	45

Net income (loss)	$45	$185	$19	$(228)	$21

Marine
For the six months ended	Aircraft	Railcar	Container
June 30, 2002	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$--	$1,046	$12	$--	$1,058
Interest income and other income	--	--	--	57	57
Gain on disposition of equipment	--	506	143	--	649

Total revenues	--	1,552	155	57	1,764

Expenses
Operations support	--	274	--	32	306
Depreciation	--	128	25	--	153
Management fees to affiliates	--	73	1	--	74
General and administrative expenses	--	62	--	158	220
Provision for bad debts	--	33	--	1	34
Total expenses	--	570	26	191	787
Equity in net income of an USPE	64	--	--	--	64

Net income (loss)	$64	$982	$129	$(134)	$1,041

7.   Net Income (Loss) Per Weighted-Average Limited Partnership Unit

Net income (loss) per weighted-average limited partnership unit was computed by dividing net income or net loss attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and six months ended June 30, 2003 and 2002 was 8,628,420.

1   Includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses .
- -

PLM EQUIPMENT GROWTH FUND IV
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8.    8.     Liquidation

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

9.   Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The General Partner has not determined the impact FIN 46 will have on the financial condition or results of operation of the Partnership.

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150) establishes standards for how the Partnership classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, SFAS No. 150 requires the Partnership to classify certain instruments with specific characteristics described in it as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The General Partner does not expect that the adoption of SFAS No. 150 will have a significant impact on either its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)    RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund IV’s (the Partnership's) Operating Results for the Three Months Ended June 30, 2003 and 2002

(A)    Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance expense and asset specific insurance) on owned equipment decreased during the second quarter of 2003 compared to the same quarter of 2002. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 6 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended June 30,
	2003	2002

Railcars	$175	$294
Marine containers	1	7

Railcars: Railcar lease revenues and direct expenses were $0.3 million and $0.1 million, respectively, for the second quarter of 2003, compared to $0.4 million and $0.1 million, respectively, for the same quarter of 2002. Lease revenues decreased $0.1 million due to the disposition of railcars in 2003 and 2002.

Marine containers: Marine container lease revenues and direct expenses were $3,000 and $2,000 in the second quarter of 2003, compared to $7,000 and $-0-, respectively, for the same quarter of 2002. The decrease of $4,000 in lease revenues was due to the disposition of marine containers in 2003 and 2002.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.2 million for the three months ended June 30, 2003 decreased from $0.3 million for the same period in 2002. Significant variances are explained as follows:

   (i)   A $31,000 decrease in depreciation expenses from 2002 levels resulted from to the disposition of equipment during 2003 and 2002;

   (ii)   a $30,000 decrease in provision for bad debts was based on PLM Financial Services, Inc.’s (FSI or the General Partner’s) evaluation of the collectability of receivables; and

(C)   Net Gain on Disposition of Owned Equipment

Gain on the disposition of equipment in the second quarter in 2003 totaled $14,000, and resulted from the sale of marine containers with an aggregate net book value of $1,000, for proceeds of $15,000. Net gain on the disposition of equipment in the second quarter in 2002 totaled $0.1 million, and resulted from the sale of marine containers and a railcar with an aggregate net book value of $11,000, for proceeds of $0.1 million.

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

The following USPE discussion is based on the Partnership's proportional share of revenues, direct expenses, and administrative expenses in the USPE:

As of June 30, 2003 and 2002, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $33,000 and $12,000, respectively, for the second quarter of 2003, compared to $44,000 and $15,000, respectively, during the same period of 2002. Aircraft revenues decreased $11,000 due to a lower outstanding principal balance on the finance lease in the second quarter of 2003 compared to the same period of 2002.

(E)   Net Income (Loss)

As a result of the foregoing, the Partnership's net loss was $24,000 compared to net income of $0.1 million during the second quarter of 2002. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the second quarter of 2003 is not necessarily indicative of future periods. During the second quarter of 2003, the Partnership distributed $4.5 million to the limited partners, or $0.52 per weighted-average limited partnership unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 2003 and 2002

(A)    Owned Equipment Operations

Lease revenues less direct expenses on owned equipment decreased during the six months ended June 30, 2003 compared to the same period of 2002. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Six Months
	Ended June 30,
	2003	2002

Railcars	$402	$772
Marine containers	2	12

Railcars: Railcar lease revenues and direct expenses were $0.7 million and $0.3 million, respectively, for the six months ended June 30, 2003, compared to $1.0 million and $0.3 million, respectively, for the same period of 2002. Lease revenues decreased $0.4 million due to the disposition of railcars in 2003 and 2002.

Marine containers: Marine container lease revenues and direct expenses were $6,000 and $4,000 in the six months ended June 30, 2003, compared to $12,000 and $-0-, respectively, for the same period of 2002. The decrease of $6,000 in lease revenues was due to the disposition of marine containers in 2003 and 2002.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.5 million remained relatively the same for the six months ended June 30, 2003 and 2002. Significant variances are explained as follows:

   (i)   A $0.1 million decrease in depreciation expense from 2002 levels resulted from to the disposition of equipment during 2003 and 2002;

   (ii)   a $21,000 decrease in the provision for bad debts was based on FSI evaluation of the collectability of receivables; and

   (iii)   A $0.1 million increase in administrative expenses was due to increased professional service costs.
- -

(C)   Net Gain on Disposition of Owned Equipment

Net gain on the disposition of equipment for the six months ended June 30, 2003 totaled $11,000, and resulted from the sale of marine containers and railcars with an aggregate net book value of $22,000, for proceeds of $33,000. Gain on the disposition of equipment for the six months ended June 30, 2002 totaled $0.6 million, and resulted from the sale of marine containers and railcars with an aggregate net book value of $0.5 million, for proceeds of $1.2 million.

(D)   Equity in Net Income of an Unconsolidated Special-Purpose Entity

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

The following USPE discussion is based on the Partnership's proportional share of revenues, direct expenses, and administrative expenses in the USPE:

As of June 30, 2003 and 2002, the Partnership had an interest in a trust that owns two commercial aircraft on direct finance lease. Aircraft revenues and expenses were $0.1 million and $24,000, respectively, for the six months ended June 30, 2003, compared to $0.1 million and $29,000, respectively, during the same period of 2002. Aircraft revenue decreased $23,000 due to a lower outstanding principal balance on the finance lease.

(E)   Net Income

As a result of the foregoing, the Partnership's net income was $21,000 for the six months ended June 30, 2003 compared to net income of $1.0 million during the same period of 2002. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the six months ended June 30, 2003 is not necessarily indicative of future periods. During the six months ended June 30, 2003, the Partnership distributed $4.5 million to the limited partners, or $0.52 per weighted-average limited partnership unit.

(II)   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires FSI to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the General Partner reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the General Partner's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Revenue recognition: Lease revenues are earned by  the Partnership monthly and no significant amounts are calculated on factors other than the passage of time. The Partnership’s leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred.

Asset lives and depreciation methods: The Partnership’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner’s expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential undiscounted future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment. Likewise, if the net book value of the asset was less than the economic value, the Partnership may record a gain on sale upon final disposition of the asset.

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

(III) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 2003, the Partnership used $9,000 in operating cash generated in prior periods to meet its operating obligations.

During the six months ended June 30, 2003, the Partnership disposed of owned equipment for aggregate proceeds of $33,000, of which $2,000 is included in accounts receivable at June 30, 2003.

Accounts receivable decreased $37,000 during the six months ended June 30, 2003 due to the timing of cash receipts.

Investment in an unconsolidated special purpose entity decreased $0.1 million during the six months ended June 30, 2003 due to operating cash distributions of $0.2 million to the Partnership from the USPE, being partially offset by income of $45,000 that was recorded by the Partnership for its equity interest in the USPE.

Prepaid expense and other assets increased $26,000 during the six months ended June 30, 2003 due to the payment of an annual insurance premium.

Accounts payable decreased $0.1 million during the six months ended June 30, 2003 due to the timing of cash payments to vendors.

During the six months ended June 30, 2003, the Partnership distributed a total of $4.7 million to the partners. Cash distributions of $4.5 million to the limited partners were deemed to be a return of capital.

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

(IV) RECENT ACCOUNTING PRONOUCEMENTS

In January 2003, Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The General Partner has not determined the impact FIN 46 will have on the financial condition or results of operation of the Partnership.

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150) establishes standards for how the Partnership classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, SFAS No. 150 requires the Partnership to classify certain instruments with specific characteristics described in it as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The General Partner does not expect that the adoption of SFAS No. 150 will have a significant impact on either its financial position or results of operations.

(V) OUTLOOK FOR THE FUTURE

The Partnership is in its liquidation phase. Since the Partnership is in its active liquidation phase, the General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions may cause the operating performance of the Partnership to decline over the remainder of its life. Although the General Partner estimates that there will be distributions to the partners after final disposal of assets and settlement of liabilities, the amounts cannot be accurately determined prior to actual disposal of the equipment.

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

  Signs of economic recovery in the railcar segment continue to be mixed. Total industrial production rose in May for the first time in three months and Leading Economic Indicators remain positive. However, costs in the fertilizer industry have remained high, putting pressure on the profitability of ammonia producers, a key market segment for the demand of the types of railcars which are the core of Partnership's fleet. As manufacturing recovers, chemical and allied products carloadings are generally forecast to grow between 1% and 3% in the third and fourth quarters of 2003. North American railcar manufacturing capacity utilization, as reported informally by the manufacturers themselves, continues to increase and lead times are extending. Full service leasing has been on a slightly positive trend since the third quarter of 2002. The speed of recovery in lease rates will continue to be dependent on the number of idle railcars in fleets owned by various shippers;

(3)   Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry caused by lower passenger travel from the events of September 11, 2001, a weak domestic economy and the war in Iraq. The General Partner believes that there is a significant oversupply of commercial aircraft available, that has caused a decrease in aircraft fair market values and that this oversupply will continue for some time. The General Partner does not expect these aircraft to return to their September 11, 2001 values. During 2003, severe acute respiratory syndrome (SARS) has had a dramatic effect on passenger travel to countries in Asia and to a certain extent, Canada. While the aircraft owned by the entity in which the Partnership has an interest is on lease through November 2004, if the airline leasing the plane encounters severe economic difficulties that may give it the right to reject the lease for the aircraft and return it prior to lease expiration, it may be difficult to remarket the aircraft due to its age and current economic conditions; and

(4)   The General Partner has seen an increase in its insurance premiums on its equipment portfolio and is finding it more difficult to find an insurance carrier with which to place the coverage. Premiums for aircraft have increased over 50% and for other types of equipment the increases have been over 25%. The increase in insurance premiums caused by the increased rate will be partially mitigated by the reduction in the value of the Partnership’s equipment portfolio caused by the events of September 11, 2001 and other economic factors. The General Partner has also experienced an increase in the deductible required to obtain coverage. This may have a negative impact on the Partnership in the event of an insurance claim.

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

(VI)    FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Form 10-QSB contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership’s plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Partnership’s contracted rents, the realization of residual proceeds, and future economic conditions.

ITEM 3.   CONTROLS AND PROCEDURES

Limitations on the Effectiveness of Controls

The General Partner’s management, including it’s President and Chief Accounting Officer (CAO), does not expect that our internal controls or disclosure control will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Notwithstanding the forgoing limitations, we believe that our internal controls and disclosure control provide reasonable assurances that the objectives of our control system are met.

Quarterly Evaluation of the Partnership’s Disclosure Controls and Internal Controls

(1)   Within the 90-day period prior to the filing of this report, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including it’s President and CAO, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and CAO concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership’s required to be included in the Partnership’s exchange act filings.

(2)   There have been no significant changes in the Partnership’s internal controls or in other factors which could significantly affect internal controls subsequent to the date of the General Partner carried out its evaluations.

- -

PART II -- OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

     None.

   (b)   Reports on Form 8-K

                            Report dated June 5, 2003 announcing the engagement of Ernst & Young LLP as the Partnership’s auditors and the dismissal of Deloitte & Touche LLP.

- -

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

Date: August 13, 2003    By:   /s/ James A. Coyne
   James A. Coyne
   President

- -

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

Date: August 13, 2003    By:   /s/ Richard K Brock
   Richard K Brock
   Chief Financial Officer
   (Principal Financial Officer)

- -

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   PLM EQUIPMENT GROWTH FUND IV
   By:   PLM Financial Services, Inc.
   General Partner

Date: August 13, 2003     By:   /s/ Richard K Brock
   Richard K Brock
   Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund IV (the Partnership), that the Quarterly Report of the Partnership on Form 10-QSB for the period ended June 30, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

   PLM EQUIPMENT GROWTH FUND IV

   By:    PLM Financial Services, Inc.
   General Partner

Date: August 13, 2003     By:   /s/ James A. Coyne
   James A. Coyne
   President

Date: August 13, 2003     By:   /s/ Richard K Brock
   Richard K Brock
   Chief Financial Officer