Form 10QSB
period 2003-09-30
PLM EQUIPMENT GROWTH FUND IV
filed 2003-11-13
CIK 847517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-QSB

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal quarter ended September 30, 2003

[ ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 0-18789
_______________________

PLM EQUIPMENT GROWTH FUND IV
LIQUIDATING TRUST (initial)
(Exact name of registrant as specified in its charter)

California	94-3090127
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

235 3 rd Street South, Suite 200
St. Petersburg, FL	33701
(Address of principal	(Zip Code)
executive offices)

Registrant's telephone number, including area code: (727) 803-1800
_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

PLM EQUIPMENT GROWTH FUND IV LIQUIDATING TRUST
(A Trust)
(in thousands of dollars)
STATEMENT OF NET ASSETS IN LIQUIDATION
September 30, 2003
( unaudited)

Assets

Cash and cash equivalents	$3,180

Railcar equipment	1,878

Investment in unconsolidated special-purpose entity	560

Accounts receivable	115

Total assets	$5,733

Liabilities and net assets in liquidation

Liabilities

Accounts payable and accrued expenses	$734

Deferred gain on the sale of railcar equipment	74

Due to affiliates	160

Total liabilities	968

Net assets in liquidation	$4,765

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH FUND IV LIQUIDATING TRUST
(A Trust)
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)
For the Period from inception (September 30, 2003) through September 30, 2003
(in thousands of dollars)
(unaudited)

Net assets at September 30, 2003	$--

Transfer of net assets in liquidation	4,765

Net assets in liquidation as of September 30, 2003	$4,765

See accompanying notes to financial statements.

 PLM EQUIPMENT GROWTH FUND IV LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation

Organization

On September 30, 2003 (inception), PLM Equipment Growth Fund IV Liquidating Trust (the Trust) was established. On that date all of the assets and liabilities of PLM Equipment Growth Fund IV (the Partnership), a California limited partnership, were transferred to the Trust. PLM Financial Services, Inc. (FSI) is the Trustee of the Trust. FSI is a wholly owned subsidiary of PLM International, Inc. (PLM International) and owns a 5% interest in the Trust.

The Trust’s primary purpose is to liquidate the assets and pay all liabilities of the Trust. The Trust has a scheduled termination date of December 31, 2004, although that date may be extended under certain circumstances.

The Trustee is currently marketing all of the Trust’s equipment for sale.

Estimates

The accompanying financial statements have been prepared on the liquidation basis of accounting. The carrying values of the assets are presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation, in accordance with accounting principles generally accepted in the Unites States of America. This requires the Trustee to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Liquidation Accounting

The assets of the Trust are reported at their net realizable values that include residual sales proceeds less any costs to sell. The Trust does not have signed commitments or binding contracts to sell its railcar equipment or its interest in an unconsolidated special-purpose entity (USPE) that owns two aircraft at the reported net realizable value. The estimate of the fair value for the Trust’s railcar equipment and its investment in an USPE is based on the opinion of the Trust’s equipment managers using data, reasoning and analysis of prevailing market conditions of similar equipment, independent third party valuations and discounted cash flows. This amount is an estimate and is subject to change depending on market condtions. At September 30, 2003, the estimated gain on the Trust’s railcar equipment and its investment in an USPE if sold at the reported net realizable value would be approximately $0.1 million. Such estimated gain has been deferred at September 30, 2003.

The amounts reported for liabilities include all estimated expenses to conclude the operations of the Trust.

The net adjustment required to convert from the going concern (historical cost) basis of accounting to the liquidation basis of accounting was a decrease in net assets of $0.8 million. This amount is reflected in the transfer of net assets in liquidation in the Statement of Changes in Net Assets in Liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows (in thousands of dollars):

Adjustment of assets from historical costs	$(88)
Adjustment to accrued expenses	684

Total adjustment to liquidation basis	(772)

PLM EQUIPMENT GROWTH FUND IV LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation (continued)

Operations

The Partnership was formed on March 25, 1989 and engaged primarily in the business of owning, leasing, or otherwise investing in predominately used transportation and related equipment. FSI was the General Partner of the Partnership.

In September 2003, FSI filed a Registration Statement on Form 15-12G with the Securities and Exchange Commission with respect to the cancellation of the Partnership.

The Trust became effective on September 30, 2003. The Trust was organized to liquidate all of the remaining assets and pay all remaining liabilities of the Partnership.

The equipment of the Trust is managed, under a continuing management agreement by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Trust for managing the equipment (see Note 2).  FSI, in conjunction with its subsidiaries, sells equipment to investor programs and third parties, manages pools of equipment under agreements with the investor programs, and is a general partner of other investment programs and also acts as Trustee in liquidation when that time arrives.

Railcar Equipment

Railcar equipment is stated at estimated net realizable value less any costs to sell.

Investment in an Unconsolidated Special-Purpose Entity

The Trust has an interest in an USPE that owns two aircraft. This is a single purpose entity that does not have any debt. The investment in an USPE is reported at the estimated net realizable value less costs to sell. The Trust’s interest in the USPE is managed by IMI.

Repairs and Maintenance

Repair and maintenance costs for railcars are usually the obligation of the Trust. Estimated future repairs and maintenance costs have reduced the net fair value of railcar equipment on the statement of net assets in liquidation.

Net Income and Distributions Per Beneficial Unit

Cash distributions are allocated 95% to the beneficial holders and 5% to the Trustee. Special allocations of income are made to (from) the Trustee equal to the deficiency (equity) balance, if any, in the capital account of the Trustee.

Cash distributions are recorded when declared. As of September 30, 2003, the Trust had not declared any distributions.

Cash and Cash Equivalents

The Trust considers highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less as cash equivalents.

PLM EQUIPMENT GROWTH FUND IV LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

2.    Transactions with the Trustee and Affiliates

Under the equipment management agreement, IMI receives a monthly management fee equal to the greater of (a) the fees that would be charged by an independent third party for similar services for similar equipment or (b) the sum of (i) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (ii) 2% of the gross lease revenues attributable to equipment that is subject to full payout net leases, and (iii) 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services relating to the continued and active operation of program equipment, such as on-going marketing and re-leasing of equipment, hiring or arranging for the hiring of crew or operating personnel for equipment, and similar services. As of September 30, 2003, the Trust had not incurred any management fee expense.

3.    Railcar Equipment

Lease payments for railcars are based on fixed rates.

As of September 30, 2003, all railcar equipment in the Trust was leased except for 85 railcars of which the aggregate net realizable value is estimated to be $0.4 million.

While the leases for certain railcar equipment extend beyond the Trust’s expected dissolution date, the Trustee believes it will be able to sell those railcars subject to those leases.

4.    Investment in an Unconsolidated Special-Purpose Entity

The Trust owns equipment jointly with affiliated programs through a single purpose entity that does not have any debt or other financial encumbrances. Ownership interest is based on the Trust’s contribution towards the cost of the equipment in the USPE.

The table below sets forth 100% of the USPE Aero California Trust that owns two stage III commercial aircraft on a direct finance lease in which the Trust has a 35% interest as of September 30, 2003 (not adjusted to liquidation basis of accounting) (in thousands of dollars):

Total assets	$2,408
Total liabilities	422

Net equity	$1,986

PLM EQUIPMENT GROWTH FUND IV LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

5.    Geographic Information

The Trust owns railcars and an interest in two aircraft in an USPE that are leased and operated internationally. A limited number of the Trust's transactions are denominated in a foreign currency.

The Trust leases its railcars to lessees in two geographic regions: the United States and Canada. The aircraft in the USPE is leased to a lessee in Mexico.

The net realizable value of these assets as of September 30, 2003 is as follows (in thousands of dollars):

Region	Owned Equipment	Investment in USPE

Canada	$1,127	$--
United States	751	--
Mexico	--	560
Net realizable value	$1,878	$560

6.    Concentrations of Credit Risk

As of September 30, 2003, the Trustee believes the Trust had no significant concentrations of credit risk that could have a material adverse effect on the Trust other than the aircraft lessee in the Trust’s investment in an USPE. This lessee is leasing 27% of the total railcar and jointly owned equipment.

7.    Income Taxes

The Trust is not subject to income taxes, as any income or loss is included in the tax returns of the individual beneficial interest holders.  Accordingly, no provision for income taxes has been made in the financial statements of the Trust.

8. Contingencies

The Trust is not involved in any legal matters that could have a material impact on its net assets in liquidation.

9.    Liquidation of Trust

The Trustee is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. The Trust does not intend to declare any distributions until all the Trust’s assets are liquidated and all liabilities are paid. During the liquidation phase of the Trust, the equipment will continue to be leased under operating leases until sold. The amounts reflected for assets and liabilities of the Trust have been adjusted to reflect liquidation values. The railcar equipment portfolio and investment in an USPE is reported at the net realizable value less any disposal costs. Any excess proceeds over Trust obligations will be distributed to the beneficial interest holders at the end of the liquidation period. The Trust is scheduled to be dissolved by December 31, 2004, although that date may be extended under certain circumstances. Upon final liquidation, the Trust will be dissolved.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)    RESULTS OF OPERATIONS

PLM Equipment Growth Fund IV Liquidating Trust (the Trust) was formed on September 30, 2003; therefore, there are no results of operations.

(II)    CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires PLM Financial Services, Inc. (FSI or the Trustee) to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. On a regular basis, the Trustee reviews the estimated liquidation value of all assets in the Trust as well as liabilities including those that will be incurred to wrap up operations on the Trust. Actual results may differ from these estimates under different assumptions or conditions. The Trustee believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

The Trustee believes the following critical accounting policy affects the more significant judgments and estimates used in the preparation of the Trust's financial statements:

The assets of the Trust are reported at their net realizable values that include residual sales proceeds less any costs to sell. The Trust does not have signed commitments or binding contracts to sell its railcar equipment nor its investment in an unconsolidated special-purpose entity (USPE) at the reported net realizable values. The estimate of the fair value for the Trust’s railcar equipment and investment in an USPE is based on the opinion of the Trust’s equipment managers using data, reasoning and analysis of prevailing market conditions of similar equipment, independent third party valuations and discounted cash flows. Actual amounts received for assets or paid for liabilities could differ materially from those amounts presented.

(III) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

The Trust’s assets and liabilities were transferred to it from PLM Equipment Growth Fund IV. As of September 30, 2003, the Trust had no outstanding indebtedness. The Trust relies on operating cash flow and asset disposition proceeds to meet its operating obligations and make distributions to the beneficial interest holders.

The Trustee has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital. The beneficial interest holders are prohibited from making capital contributions to the Trust.

The Trust is in its active liquidation phase. As a result, the size of the Trust’s remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold.

A distribution to the beneficial interest holders will be made once all the Trust’s assets are liquidated and all the liabilities are paid.

In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by the Trustee, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be material differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected.

(IV) OUTLOOK FOR THE FUTURE

Since the Trust is in its active liquidation phase, the Trustee will be seeking to sell or re-lease assets as the existing leases expire until all the assets are sold. Sale decisions will cause the operating performance of the Trust to decline over the remainder of its life.

Liquidation of the Trust’s railcar equipment and its investment in an USPE will cause a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Trust. Other factors affecting the Trust’s contribution in the remainder of 2003 and beyond include:

(1)    Signs of economic recovery in the railcar segment continue to be mixed with some indicators showing less strength than previously forecasted. Total industrial production, the general driver of demand for rail cars, is now projected to be unchanged in 2003. Chemical rail car loadings, the most important driver for the majority of the Trust’s fleet, are now flat versus 2002 as reported by the American Association of Railroads. If manufacturing recovers, chemical and allied products carloadings are generally forecasted to grow in the fourth quarter of 2003 but not to rebound strongly until 2004. On the positive side, North American railcar manufacturing capacity utilization, as reported informally by the manufacturers themselves, continues to demonstrate the increase noted at the end of the second quarter, and lead times have extended into the second quarter of next year. The speed of recovery in lease rates continues to be dependent on the number of idle railcars in fleets owned by various shippers and leasing competitors who have been very aggressive in quoted rates compared to historical norms; and

(2)    Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry. The Trustee believes that there is a significant oversupply of commercial aircraft available, that has caused a decrease in aircraft fair market values and that this oversupply will continue for some time. The Trustee does not expect these aircraft to return to their September 11, 2001 values. While the aircraft owned by the entity in which the Trust has an interest is on lease through February 2005, if the airline leasing the plane encounters severe economic difficulties that may give it the right to reject the lease for the aircraft and return it prior to lease expiration, it may be difficult to remarket the aircraft due to its age and current economic conditions.

The assets of the Trust are reported at their net realizable values that include residual sales proceeds less any costs to sell. The Trust does not have signed commitments or binding contracts to sell its railcar equipment or its investment in an USPE at the reported net realizable value. The estimate of the fair value for the Trust’s railcar equipment and its investment in an USPE is based on the opinion of the Trust’s equipment managers using data, reasoning and analysis of prevailing market conditions of similar equipment, independent third party valuations and discounted cash flows. At September 30, 2003, the estimated gain on the Trust’s railcar equipment if sold at the reported net realizable value would be $0.1 million. Such estimated gain has been deferred at September 30, 2003.

Several other factors may affect the Trust's operating performance in 2003 and beyond, including changes in the markets for the Trust's equipment and changes in the regulatory environment in which that equipment operates.

The ability of the Trust to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of these factors, or of their occurrence, makes it difficult for the Trustee to clearly define trends or influences that may impact the performance of the Trust's equipment. The Trustee continually monitors both the equipment markets and the performance of the Trust's equipment in these markets.

The Trust intends to use cash flow from operations and proceeds from dispositions of equipment to satisfy its operating requirements and maintain working capital reserves. A distribution to the beneficial interest holders will be made once all the Trust’s assets are liquidated and all the liabilities are paid.

(V)     FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Form 10-QSB contains forward-looking statements that involve risks and uncertainties, such as statements of the Trust’s plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Trust’s contracted rents, the realization of residual proceeds, and future economic conditions.

ITEM 3.    CONTROLS AND PROCEDURES

Limitations on the Effectiveness of Controls

The Trustee’s management, including it’s President and Chief Accounting Officer (CAO), does not expect that our internal controls or disclosure control will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Trust have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Notwithstanding the forgoing limitations, we believe that our internal controls and disclosure control provide reasonable assurances that the objectives of our control system are met.

Quarterly Evaluation of the Trust’s Disclosure Controls and Internal Controls

(1)    Within the 90-day period prior to the filing of this report, the Trustee carried out an evaluation, under the supervision and with the participation of the Trustee’s management, including it’s President and CFO, of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and CFO concluded that the Trust’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust’s required to be included in the Trust’s exchange act filings.

(2)    There have been no significant changes in the Trust’s internal controls or in other factors which could significantly affect internal controls subsequent to the date of when the Trustee carried out its evaluations.

PART II -- OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

4.    Plan of Dissolution and Liquidation dated September 30, 2003 between PLM Equipment Growth Fund IV and PLM Financial Services, Inc.

4.1    Liquidating Trust Agreement dated September 30, 2003 by and between PLM Equipment Growth Fund IV as grantor and PLM Financial Services, Inc. as the Trustee for PLM Equipment Growth Fund IV Liquidating Trust.

4.2    Bill of Sale Assignment and Assumption Agreement entered into as of September 30, 2003 by and among PLM Equipment Growth Fund IV and PLM Financial Services, Inc. as the Trustee for PLM Equipment Growth Fund IV Liquidating Trust.

99.1     Certificate of President pursuant to Section 906 of Sarbanes - Oxley Act.

99.2     Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act.

(b)    Reports on Form 8-K

Form 8-K dated October 2, 2003, announcing, effective September 30, 2003, that the assets and liabilities of PLM Equipment Growth Fund IV were transferred to PLM Equipment Growth Fund IV Liquidating Trust.

CONTROL CERTIFICATION

I, James A Coyne, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of PLM Equipment Growth Fund IV Liquidating Trust.

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the statement of net assets in liquidation and statement of changes in net assets in liquidation. of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: November 13, 2003
                    By:
/s/ James A. Coyne
                    James A. Coyne
       President

CONTROL CERTIFICATION

I, Richard K Brock, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of PLM Equipment Growth Fund IV Liquidating Trust.

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the statement of net assets in liquidation and statement of changes in net assets in liquidation. of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: November 13, 2003                         By:

                    /s/ Richard K Brock
              Richard K Brock
            Chief Financial Officer
           (Principal Financial Officer)